Form 10-Q
period 2011-03-31
Aleris International, Inc.
filed 2011-05-13
CIK 1516386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-173180

Aleris International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1539680
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400, Beachwood OH	44122-7392
(Address of principal executive offices)	(Zip Code)

(216) 910-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2011.

ALERIS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aleris International, Inc.

Consolidated Balance Sheet

(Unaudited)

(in millions, except share and per share data)

	(Successor)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$227.4	$113.5
Accounts receivable (net of allowances of $9.0 and $8.7 at March 31, 2011 and December 31, 2010, respectively)	551.9	393.4
Inventories	712.6	613.6
Deferred income taxes	1.6	1.6
Current derivative financial instruments	18.2	17.4
Prepaid expenses and other current assets	25.4	23.8

Total Current Assets	1,537.1	1,163.3
Property, plant and equipment, net	518.6	510.0
Intangible assets, net	49.2	49.7
Long-term derivative financial instruments	13.6	9.3
Deferred income taxes	13.8	13.9
Other long-term assets	34.8	33.5

Total Assets	$2,167.1	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$376.5	$283.6
Accrued liabilities	179.7	165.2
Deferred income taxes	13.8	13.8
Current portion of long-term debt	6.3	5.3

Total Current Liabilities	576.3	467.9
Long-term debt	535.9	45.1
Deferred income taxes	8.9	8.7
Accrued pension benefits	190.6	184.5
Accrued postretirement benefits	48.0	48.5
Other long-term liabilities	85.1	83.2

Total Long-Term Liabilities	868.5	370.0
Redeemable preferred stock; par value $.01; 5,000 shares authorized and issued	5.3	5.2
Stockholder’s Equity
Common stock; par value $.01; 5,000 shares authorized and 100 shares issued	—	—
Additional paid-in capital	647.3	838.7
Retained earnings	22.2	71.2
Accumulated other comprehensive income	47.6	26.7

Total Aleris International, Inc. Equity	717.1	936.6
Noncontrolling interest	(0.1)	—

Total Equity	717.0	936.6

Total Liabilities and Equity	$2,167.1	$1,779.7

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Income Statement

(Unaudited)

(in millions)

	(Successor)	(Predecessor)
	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Revenues	$1,191.2	$961.9
Cost of sales	1,062.7	848.8

Gross profit	128.5	113.1
Selling, general and administrative expenses	61.7	49.6
Restructuring and impairment charges (gains)	0.1	(1.3)
Gains on derivative financial instruments	—	(7.8)
Other operating income, net	(3.8)	(0.1)

Operating income	70.5	72.7
Interest expense, net	8.4	44.4
Reorganization items, net	0.6	4.7
Other (income) expense, net	(1.5)	12.6

Income before income taxes	63.0	11.0
Provision for income taxes	5.7	1.3

Net income	57.3	9.7

Net loss attributable to noncontrolling interest	(0.1)	—

Net income attributable to Aleris International, Inc.	$57.4	$9.7

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	(Successor)	(Predecessor)
	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Operating activities
Net income	$57.3	$9.7
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16.6	12.3
Provision for (benefit from) deferred income taxes	0.2	(0.7)
Reorganization items:
Charges	0.6	4.7
Payments, net of cash received	(2.2)	(4.9)
Restructuring and impairment charges (gains):
Charges (gains)	0.1	(1.3)
Payments	(1.5)	(3.9)
Stock-based compensation expense	2.4	0.8
Unrealized gains on derivative financial instruments	(5.0)	(0.5)
Currency exchange (gains) losses on debt	(4.6)	8.7
Amortization of debt issuance costs	1.3	17.4
Other non-cash (gains) charges, net	(4.5)	6.2
Changes in operating assets and liabilities:
Change in accounts receivable	(138.9)	(142.7)
Change in inventories	(78.0)	(85.2)
Change in other assets	(0.7)	4.5
Change in accounts payable	81.9	42.5
Change in accrued liabilities	18.2	29.7

Net cash used by operating activities	(56.8)	(102.7)
Investing activities
Payments for property, plant and equipment	(22.9)	(9.3)
Proceeds from the sale of property, plant and equipment	0.4	0.2
Other	—	0.2

Net cash used by investing activities	(22.5)	(8.9)
Financing activities
Proceeds from issuance of Senior Notes, net of discount of $10.0	490.0	—
Proceeds from DIP ABL Facility	—	485.0
Payments on DIP ABL Facility	—	(429.9)
Proceeds from DIP Term Facility	—	34.6
Net proceeds from (payments on) long-term debt	1.5	(0.8)
Debt issuance costs	(2.4)	(11.9)
Dividend paid to Aleris Corporation	(300.0)	—

Net cash provided by financing activities	189.1	77.0
Effect of exchange rate differences on cash and cash equivalents	4.1	(3.3)

Net increase (decrease) in cash and cash equivalents	113.9	(37.9)
Cash and cash equivalents at beginning of period	113.5	108.9

Cash and cash equivalents at end of period	$227.4	$71.0

The accompanying notes are an integral part of these financial statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

1. BASIS OF PRESENTATION

General

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. Subsequent events have been evaluated through May 11, 2011, which represents the date the Consolidated Financial Statements were available to be issued. The accompanying Consolidated Financial Statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our,” “Company” or similar terms). Aleris International, Inc. is a wholly-owned subsidiary of Aleris Corporation (our parent company), a holding company whose assets, liabilities and operations consist solely of those of Aleris International, Inc., except as disclosed in Note 11, “Related Party Transactions.”

On June 1, 2010 (the “Effective Date”), the entity formerly known as Aleris International, Inc. (the “Predecessor”) and most of its wholly-owned U.S. subsidiaries and Aleris Deutschland Holding GmbH, a wholly-owned German subsidiary, emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Pursuant to the First Amended Joint Plan of Reorganization as modified (the “Plan”), the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity that was subsequently renamed Aleris International, Inc. (the “Successor”). In exchange for the acquired assets, the Successor contributed shares of Aleris Corporation common stock and the Exchangeable Notes (defined below) to the Predecessor. These instruments were then distributed or sold pursuant to the Plan. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” we applied fresh-start accounting upon emergence from our Chapter 11 bankruptcy cases and became a new entity for financial reporting purposes as of June 1, 2010. As a result, the Consolidated Financial Statements of the Successor subsequent to emergence from Chapter 11 are not comparable to the Consolidated Financial Statements of the Predecessor for the reporting entity prior to emergence from Chapter 11.

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. The “Company,” “Aleris International, Inc.,” “we,” “our” or similar terms when used in reference to the period subsequent to the emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to the emergence from Chapter 11, refers to the Predecessor.

Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts as well as the impact of the liquidation of Aleris Aluminum Canada S.E.C./Aleris Aluminum Canada, L.P. (“Canada LP”) in 2009.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

The “Reorganization items, net” in the Consolidated Income Statement consisted of the following items:

	(Successor)	(Predecessor)
	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Professional fees and expenses	$1.0	$9.4
U.S. Trustee fees	—	0.3
Liquidation of Canada LP, $5.1 of cash received from the Canadian Trustee	—	(5.1)
Other	(0.4)	0.1

Total Reorganization items, net	$0.6	$4.7

2. INVENTORIES

The components of our “Inventories” are as follows:

	(Successor)
	March 31, 2011	December 31, 2010
Finished goods	$206.3	$183.3
Raw materials	258.4	227.2
Work in process	227.8	184.1
Supplies	20.1	19.0

Total Inventories	$712.6	$613.6

3. DEBT

Our debt is summarized as follows:

	(Successor)
	March 31, 2011	December 31, 2010
ABL Facility	$—	$—
Senior Notes, net of discount of $9.8	490.2	—
Exchangeable Notes, net of discount of $0.9	44.1	44.1
Other	7.9	6.3

Total debt	542.2	50.4
Less: Current portion of long-term debt	6.3	5.3

Long-term debt	$535.9	$45.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

ABL Facility

In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency facility. The ABL Facility is a $500.0 revolving credit facility which permits multi-currency borrowings up to $500.0 by our U.S. subsidiaries, up to $200.0 by Aleris Switzerland GmbH (a wholly-owned Swiss subsidiary), and $15.0 by Aleris Specification Alloy Products Canada Company (a wholly-owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible amounts. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivables and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of March 31, 2011, we estimate that our borrowing base would have supported borrowings up to $500.0. After giving effect to the outstanding letters of credit of $38.0, we had $462.0 available for borrowings as of March 31, 2011.

Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 2.00% to 3.75%:

•

in the case of borrowings in U.S. dollars, a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a Eurodollar rate determined by Bank of America plus 1.0%;

•	in the case of borrowings in Euros, a euro LIBOR rate determined by Bank of America; and

•	in the case of borrowings in Canadian dollars, a Canadian prime rate.

As of March 31, 2011, we had no amounts outstanding under the ABL Facility.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.75% if the average utilization is less than 33% for any applicable period, 0.63% if the average utilization is between 33% and 67% for any applicable period, and 0.50% if the average utilization is greater than 67% for any applicable period. We must also pay customary letters of credit fees and agency fees.

The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, the Company is required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than (x) $65.0 and (y) 17.5% of the total commitments under the ABL Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 1, 2014 unless extended pursuant to the credit agreement.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of our assets located in Canada and Aleris Recycling (Swansea) Ltd. (other than its equipment) as well as the assets of Aleris Switzerland GmbH (other than its inventory and equipment). The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.

The ABL Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our common stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	merge; and

•	create liens.

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $50.0 or (y) 15% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of March 31, 2011.

On January 31, 2011, the ABL Facility was amended (i) to allow the payment of a dividend in an amount not to exceed $500.0 and (ii) to provide that capital expenditures made by us and our subsidiaries in China will not be included in calculating the fixed charge coverage ratio under the credit agreement governing the ABL Facility, subject to certain conditions.

Exchangeable Notes

On the Effective Date, we issued $45.0 aggregate principal amount of 6.0% Senior Subordinated Exchangeable Notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 41.5 shares of Aleris Corporation common stock per $1,000 principal amount of Exchangeable Notes (after adjustment for the payment of a dividend in February), subject to further adjustment. The Exchangeable Notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.

The Exchangeable Notes are our unsecured, senior subordinated obligations and rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.

Senior Notes

On February 9, 2011, we issued $500.0 aggregate original principal amount of Senior Notes (the “Senior Notes”) under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. Interest on the Senior

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

Notes will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2011. The Senior Notes mature on February 15, 2018.

The Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees our obligations under the ABL Facility, as primary obligor and not merely as surety. The Senior Notes and the guarantees thereof are our unsecured senior obligations and will rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; (ii) be effectively subordinated in right of payment to all of our existing and future secured debt (including any borrowings under our ABL Facility), to the extent of the value of the assets securing such debt; (iii) be structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the Senior Notes; and (iv) rank senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes, including our Exchangeable Notes.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes other than as set forth in the Indenture relating to certain tax matters, but under certain circumstances, we may be required to offer to purchase Senior Notes as described below. We may from time to time acquire Senior Notes by means other than redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

From and after February 15, 2014, we may redeem the Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 105.7% of the principal amount, declining annually to 100.0% of the principal amount on February 15, 2017, plus accrued and unpaid interest, and Additional Interest (as defined in the Indenture), if any, thereon to the applicable redemption date.

Prior to February 15, 2013, we may, at our option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 107.6% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, (plus the aggregate principal amount of any additional notes issued after the issue date) with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such proceeds are contributed to us provided that at least 65% of the sum of the aggregate principal amount of Senior Notes originally issued under the Indenture and the aggregate principal amount of any additional notes issued under the Indenture after the issue date remain outstanding immediately after the occurrence of each such redemption and each such redemption occurs within 180 days of the date of closing of each equity offering. Prior to February 15, 2013, we also may, but not more than one time during each twelve month period, redeem, in the aggregate, up to 10% of the sum of the original principal amount of the Senior Notes (and the original principal amount of any additional notes) issued under the Indenture at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the applicable redemption date. At any time prior to February 15, 2014, we may redeem all or a part of the Senior Notes, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Additional Interest, if any, to the purchase date.

If we or our restricted subsidiaries engage in an asset sale (as defined in the Indenture), we generally must either invest the net cash proceeds from such sales in our business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

The Indenture contains covenants that limit our ability and certain of our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends or distributions on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

•	issue preferred stock of restricted subsidiaries;

•	make certain investments;

•	create liens on our or our subsidiary guarantors’ assets to secure debt;

•	enter into sale and leaseback transactions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	sell assets, including capital stock of our subsidiaries.

These covenants are subject to a number of important limitations and exceptions.

The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

China Loan Facility

During the first quarter of 2011, we formed a joint venture with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. We are an 81% owner in the joint venture, Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (the “China Joint Venture”). On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 term loan facility, a ¥532.0 term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 (or equivalent to approximately ¥232.8). The revolving loan facility will be used for operating expenses and the term loan facility will be used to finance a portion of the construction and infrastructure and the purchase of equipment. The interest rate on the term USD facility is six month USD LIBOR plus 2.9% and three month USD LIBOR plus 2.6% for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility is ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. The term loan is subject to semiannual scheduled principal repayments beginning one year after the completion of the construction (or January 1, 2016, if earlier) and the final maturity date for all borrowings under the China Loan Facility is the tenth anniversary from the first utilization of the term loan facilities. Our China Joint Venture is an unrestricted subsidiary under the Indenture governing the Senior Notes.

4. COMMITMENTS AND CONTINGENCIES

Environmental Proceedings

Our operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites.

Our reserves for environmental remediation liabilities totaled $36.5 and $36.2 at March 31, 2011 and December 31, 2010, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities”. Of the environmental liabilities recorded at March 31, 2011 and December 31, 2010, $7.1 and $6.8, respectively, is indemnified by Corus Group plc.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2011 and December 31, 2010, our total asset retirement obligations for our landfills were $12.9. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

5. COMPREHENSIVE INCOME (LOSS) AND EQUITY (DEFICIT)

The following table presents the components of comprehensive income (loss):

	(Successor)			(Predecessor)
	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
		Aleris			Aleris
		International,	Noncontrolling		International,	Noncontrolling
	Total	Inc.	interest	Total	Inc.	interest
Net income (loss)	$57.3	$57.4	$(0.1)	$9.7	$9.7	$—
Changes in other comprehensive income, net of tax:
Currency translation adjustments	20.9	20.9	—	18.5	18.5	—
Pension and other postretirement liability adjustment	—	—	—	(0.3)	(0.3)	—

Changes in other comprehensive income, net of tax	20.9	20.9	—	18.2	18.2	—

Comprehensive income (loss)	$78.2	$78.3	$(0.1)	$27.9	$27.9	$—

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

We used a portion of the net proceeds from the sale of the Senior Notes to pay a cash dividend of approximately $300.0 to Aleris Corporation on February 28, 2011, which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation. The following table summarizes the activity within equity for the three months ended March 31, 2011:

	For the three months ended March 31, 2011
	Aleris	Noncontrolling	Total
	International, Inc.	interest	Equity
Equity at January 1, 2011 (Successor)	$936.6	$—	$936.6
Net income (loss)	57.4	(0.1)	57.3
Change in other comprehensive income, net of tax	20.9	—	20.9
Stock-based compensation expense	2.4	—	2.4
Dividend paid to Aleris Corporation	(300.0)	—	(300.0)
Other	(0.2)	—	(0.2)

Equity (deficit) at March 31, 2011 (Successor)	$717.1	$(0.1)	$717.0

6. SEGMENT INFORMATION

We have three reportable segments: (i) Rolled Products North America (ii) Recycling and Specification Alloys Americas and (iii) Europe. A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2010. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and impairment charges (gains), other operating (income) expense, interest, unrealized and certain realized gains (losses) on derivative financial instruments, currency exchange gains on debt, losses on intercompany receivables and corporate general and administrative costs, including depreciation of corporate assets and reorganization items, net. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters office are not allocated to the reportable segments.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

Reportable Segment Information

The following table shows our revenues and segment income:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
Revenues:
Rolled Products North America	$310.7	$295.0
Recycling and Specification Alloys Americas	247.6	217.4
Europe	634.8	454.0
Intersegment revenues	(1.9)	(4.5)

Total revenues	$1,191.2	$961.9

Segment income:
Rolled Products North America	$14.4	$22.0
Recycling and Specification Alloys Americas	14.9	15.4
Europe	46.4	36.5

Total segment income	75.7	73.9
Unallocated amounts:
Corporate general and administrative expenses	(12.6)	(7.1)
Restructuring and impairment (charges) gains	(0.1)	1.3
Interest expense, net	(8.4)	(44.4)
Unallocated gains on derivative financial instruments	5.0	0.9
Reorganization items, net	(0.6)	(4.7)
Unallocated currency translation gains (losses)	4.5	(8.7)
Other expense, net	(0.5)	(0.2)

Income before income taxes	$63.0	$11.0

The following table shows our reportable segment assets as of March 31, 2011 and December 31, 2010:

	(Successor)
	March 31, 2011	December 31, 2010
Assets
Rolled Products North America	$595.8	$535.4
Recycling and Specification Alloys Americas	264.7	223.9
Europe	1,015.7	860.6
Unallocated assets	290.9	159.8

Total consolidated assets	$2,167.1	$1,779.7

7. STOCK-BASED COMPENSATION

On June 1, 2010 the Board of Directors of Aleris Corporation approved the 2010 Equity Incentive Plan (the “2010 Equity Plan”). Under the 2010 Equity Plan, the maximum aggregate number of shares of Aleris Corporation common stock that may be issued is 2,928,810 with a further limitation on shares issued pursuant to restricted stock units to 325,423. All stock options have a ten-year life and vest quarterly over four years. The restricted stock units and restricted shares also vest quarterly over four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event.

On February 28, 2011, the Board of Directors of Aleris Corporation paid a $9.60 dividend per share to Aleris Corporation stockholders as of February 17, 2011. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase the number of shares underlying each option

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

outstanding as of February 17, 2011, and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividend paid.

During the three months ended March 31, 2011, Aleris Corporation granted an additional 71,584 stock options and 13,000 restricted stock units, respectively, to certain members of senior management of the Company and other nonemployee directors.

During the three months ended March 31, 2011, we recorded $2.4 of compensation expense associated with these options, restricted stock units and restricted shares under the push down accounting provisions of ASC 718. At March 31, 2011, there was $29.9 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.

8. INCOME TAXES

Our effective tax rate was 9.0% and 11.8% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 and 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

We and the Predecessor have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with certain U.S. long-term liabilities and to utilize certain foreign net operating loss carry forwards and, for the Predecessor only, U.S. federal and state net operating loss and tax credit carry forwards. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.

Other than those in Germany, most of the tax attributes generated by the Predecessor’s non-filing foreign subsidiaries (net operating loss carryforwards) survived the Chapter 11 proceedings. We expect to use these tax attributes to reduce future tax liabilities. We will assess the ability to utilize these carryforwards on an ongoing basis.

As of March 31, 2011, we have $13.8 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Income Statement. As of March 31, 2011, we had approximately $1.0 of accrued interest related to uncertain tax positions.

The 2003 through 2010 tax years remain open to examination. We have continuing responsibility for the open tax years for the Predecessor’s non-filing foreign subsidiaries. A non-U.S. taxing jurisdiction commenced an examination in the first quarter of 2009 that is anticipated to be completed within three months of March 31, 2011. We presented an adjustment to our transfer pricing tax position that is expected to result in a decrease in the reserve of $2.0. Another non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within nine months of March 31, 2011.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The components of the net periodic benefit expense are as follows:

	U.S. pension benefits		European pension benefits
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Service cost	$0.7	$0.6	$0.6	$0.5
Interest cost	1.9	2.0	1.8	1.9
Amortization of net loss	—	0.5	—	(0.4)
Expected return on plan assets	(2.0)	(1.8)	—	—

Net periodic benefit expense	$0.6	$1.3	$2.4	$2.0

Other Postretirement Benefit Plans

The components of net postretirement benefit expense are as follows:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
Service cost	$—	$0.1
Interest cost	0.7	0.7
Amortization of net loss	—	0.1
Plan amendments	—	(2.1)

Net postretirement benefit expense	$0.7	$(1.2)

10. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all the positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At March 31, 2011 and December 31, 2010, we had posted cash collateral totaling approximately $4.7 and $3.6, respectively, which was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

	Fair Value of Derivatives as of
	(Successor)
	March 31, 2011		December 31, 2010
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$50.5	$(23.8)	$44.1	$(23.3)
Natural gas	0.6	(0.3)	0.9	(0.6)

Total	51.1	(24.1)	45.0	(23.9)
Effect of counterparty netting	(19.3)	19.3	(18.3)	18.3

Net derivatives as classified in the balance sheet	$31.8	$(4.8)	$26.7	$(5.6)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

The fair value of our derivative financial instruments at March 31, 2011 and December 31, 2010 was recorded on the Consolidated Balance Sheet as follows:

		(Successor)
Asset Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Metal	Current derivative financial instruments	$17.8	$17.2
	Long-term derivative financial instruments	13.7	9.4
Natural gas	Current derivative financial instruments	0.4	0.2
	Long-term derivative financial instruments	(0.1)	(0.1)

Total		$31.8	$26.7

		(Successor)
Liability Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Metal	Accrued liabilities	$4.8	$5.8
Natural gas	Accrued liabilities	—	(0.2)

Total		$4.8	$5.6

Derivative contracts are recorded at fair value under ASC 820, “Fair Value Measurements and Disclosures,” using quoted market prices and significant other observable and unobservable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

We endeavor to utilize the best available information in measuring fair value. To estimate fair value, we apply an industry standard valuation model, which is based on the market approach. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011 and the level in the fair value hierarchy:

	Fair value measurements at March 31, 2011 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$51.1	$—	$51.1	$—
Derivative liabilities	(24.1)	—	(24.1)	—

Net derivative assets	$27.0	$—	$27.0	$—

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

Both realized and unrealized gains and losses on those derivative financial instruments are included within “Gains on derivative financial instruments” in the Consolidated Income Statement. Realized (gains) and losses on derivative financial instruments totaled the following:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
Natural gas	$0.8	$0.7
Metal	4.2	(8.0)

Metal Hedging

The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME aluminum future or forward purchase contracts are purchased at the time the selling prices are fixed. We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of March 31, 2011, we had 0.2 and 0.2 metric tons of aluminum buy and sell forward contracts, respectively.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2011, we had 6.5 trillion British thermal unit forward buy contracts.

Credit Risk

We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	(Successor)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$227.4	$227.4	$113.5	$113.5
ABL Facility	—	—	—	—
Exchangeable Notes	44.1	108.4	44.1	75.2
Senior Notes	490.2	501.9	—	—

The fair value of our Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of Aleris Corporation common stock, a risk-free interest rate of 3.4% and expected equity volatility of 50%. Expected equity volatility was determined based on historical stock prices of our peer companies. The fair value of our Senior Notes was estimated using market quotations. The fair value of our accounts receivable, accounts payable and accrued liabilities approximate carrying value.

11. RELATED PARTY TRANSACTIONS

As discussed in Note 7, “Stock-Based Compensation,” we recorded $2.4 of compensation expense for the three months ended March 31, 2011 associated with the 2010 Equity Plan, the beneficiaries of which are members of our senior management and our nonemployee directors.

During the three months ended March 31, 2011, certain members of our senior management received 3,842 shares of Aleris Corporation common stock valued at $0.2, which has been recorded as a payable to Aleris Corporation as of March 31, 2011.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The borrowers under our ABL Facility are Aleris International, Inc., substantially all of the domestic wholly owned subsidiaries of Aleris International, Inc., Aleris Switzerland GmbH (a wholly owned Swiss subsidiary) and Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). The obligations under our ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries. Each such borrower and guarantor under our ABL Facility is defined in the ABL Facility as a “Credit Party.” The ABL Facility requires us to provide annual and quarterly financial statements that include information solely with respect to Aleris International, Inc., our subsidiaries that are Credit Parties (the “Credit Party Subsidiaries”) and our subsidiaries that are not Credit Parties (the “Non-Credit Party Subsidiaries”) on a condensed consolidating basis. Condensed consolidating financial statements of Aleris International, Inc., the Credit Party Subsidiaries and Non-Credit Party Subsidiaries are presented below. The condensed consolidating balance sheets are presented as of March 31, 2011 and December 31, 2010 and the condensed consolidating income statement and statement of cash flows are presented for the three months ended March 31, 2011.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	As of March 31, 2011 (Successor)
	Aleris	Credit	Non-Credit
	International,	Party	Party
	Inc. (Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$136.8	$63.6	$27.0	$—	$227.4
Accounts receivable, net	1.3	507.8	42.8	—	551.9
Inventories	—	288.4	424.2	—	712.6
Deferred income taxes	—	0.1	1.5	—	1.6
Current derivative financial instruments	—	—	18.2	—	18.2
Prepaid expenses and other current assets	0.3	9.6	15.5	—	25.4

Total Current Assets	138.4	869.5	529.2	—	1,537.1
Property, plant and equipment, net	—	286.1	232.5	—	518.6
Intangible assets, net	—	33.3	15.9	—	49.2
Long-term derivative financial instruments	—	—	13.6	—	13.6
Deferred income taxes	—	1.2	12.6	—	13.8
Other long-term assets	11.9	7.7	15.2	—	34.8
Investments in subsidiaries/intercompany receivables (payables), net	1,111.0	(140.3)	2.4	(973.1)	—

Total Assets	$1,261.3	$1,057.5	$821.4	$(973.1)	$2,167.1

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2.8	$150.0	$223.7	$—	$376.5
Accrued liabilities	—	73.2	106.5	—	179.7
Deferred income taxes	—	0.1	13.7	—	13.8
Current maturities of debt	—	—	6.3	—	6.3

Total Current Liabilities	2.8	223.3	350.2	—	576.3
Long-term debt	534.3	—	1.6	—	535.9
Deferred income taxes	0.5	3.1	5.3	—	8.9
Accrued pension benefits	—	52.2	138.4	—	190.6
Accrued postretirement benefits	—	48.0	—	—	48.0
Other long-term liabilities	1.3	30.8	53.0	—	85.1

Total Long-Term Liabilities	536.1	134.1	198.3	—	868.5
Redeemable preferred stock	5.3	—	—	—	5.3
Aleris International, Inc. equity	717.1	700.1	273.0	(973.1)	717.1
Noncontrolling interest	—	—	(0.1)	—	(0.1)

Total Liabilities and Equity	$1,261.3	$1,057.5	$821.4	$(973.1)	$2,167.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	As of December 31, 2010 (Successor)
	Aleris	Credit	Non-Credit
	International,	Party	Party
	Inc. (Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$37.9	$60.7	$14.9	$—	$113.5
Accounts receivable, net	1.3	365.9	26.2	—	393.4
Inventories	—	262.7	350.9	—	613.6
Deferred income taxes	—	0.1	1.5	—	1.6
Current derivative financial instruments	—	—	17.4	—	17.4
Prepaid expenses and other current assets	0.4	8.9	14.5	—	23.8

Total Current Assets	39.6	698.3	425.4	—	1,163.3
Property, plant and equipment, net	—	290.0	220.0	—	510.0
Intangible assets, net	—	33.8	15.9	—	49.7
Long-term derivative financial instruments	—	—	9.3	—	9.3
Deferred income taxes	—	1.2	12.7	—	13.9
Other long-term assets	10.6	8.5	14.4	—	33.5
Investments in subsidiaries/ intercompany receivables (payables), net	947.3	(155.7)	(72.5)	(719.1)	—

Total Assets	$997.5	$876.1	$625.2	$(719.1)	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.2	$106.2	$174.2	$—	$283.6
Accrued liabilities	6.9	57.6	100.7	—	165.2
Deferred income taxes	—	0.1	13.7	—	13.8
Current maturities of debt	—	—	5.3	—	5.3

Total Current Liabilities	10.1	163.9	293.9	—	467.9
Long-term debt	44.1	—	1.0	—	45.1
Deferred income taxes	0.3	3.2	5.2	—	8.7
Accrued pension benefits	—	53.8	130.7	—	184.5
Accrued postretirement benefits	—	48.5	—	—	48.5
Other long-term liabilities	1.2	30.6	51.4	—	83.2

Total Long-Term Liabilities	45.6	136.1	188.3	—	370.0
Redeemable preferred stock	5.2	—	—	—	5.2
Aleris International, Inc. equity	936.6	576.1	143.0	(719.1)	936.6

Total Liabilities and Equity	$997.5	$876.1	$625.2	$(719.1)	$1,779.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	For the three months ended March 31, 2011 (Successor)
	Aleris	Credit	Non-Credit
	International,	Party	Party
	Inc. (Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$651.8	$661.9	$(122.5)	$1,191.2
Cost of sales	—	606.8	578.4	(122.5)	1,062.7

Gross profit	—	45.0	83.5	—	128.5
Selling, general and administrative expenses	—	33.5	28.2	—	61.7
Restructuring and other charges	—	0.1	—	—	0.1
Losses (gains) on derivative financial instruments	—	5.1	(5.1)	—	—
Other operating expense (income), net	—	0.3	(4.1)	—	(3.8)

Operating income	—	6.0	64.5	—	70.5
Interest expense (income), net	—	6.5	1.9	—	8.4
Reorganization items, net	(0.1)	0.7	—	—	0.6
Other (income) expense, net	—	(6.6)	5.1	—	(1.5)
Equity in net earnings of affiliates	(57.6)	(61.7)	—	119.3	—

Income before income taxes	57.7	67.1	57.5	(119.3)	63.0
Provision for income taxes	0.4	0.6	4.7	—	5.7

Net income	57.3	66.5	52.8	(119.3)	57.3

Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income attributable to Aleris International, Inc.	$57.3	$66.5	$52.9	$(119.3)	$57.4

	For the three months ended March 31, 2011 (Successor)
	Aleris	Credit	Non-Credit
	International,	Party	Party
	Inc. (Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(38.9)	$(16.6)	$(1.3)	$—	$(56.8)

Investing activities
Payments for property, plant and equipment	—	(14.8)	(8.1)	—	(22.9)
Proceeds from the sale of property, plant and equipment	—	—	0.4	—	0.4
Net investment in subsidiaries	(50.0)	34.0	16.0	—	—

Net cash used by investing activities	(50.0)	19.2	8.3	—	(22.5)

Financing activities
Proceeds from Senior Notes, net of discount of $10.0	490.0	—	—	—	490.0
Net proceeds from long-term debt	—	—	1.5	—	1.5
Debt issuance costs	(2.2)	—	(0.2)	—	(2.4)
Dividend paid to Aleris Corporation	(300.0)	—	—	—	(300.0)

Net cash provided by financing activities	187.8	—	1.3	—	189.1

Effect of exchange rate differences on cash and cash equivalents	—	0.3	3.8	—	4.1

Net increase in cash and cash equivalents	98.9	2.9	12.1	—	113.9
Cash and cash equivalents at beginning of period	37.9	60.7	14.9	—	113.5

Cash and cash equivalents at end of period	$136.8	$63.6	$27.0	$—	$227.4

Certain of our subsidiaries (the “Guarantors”) are guarantors of the indebtedness under our Senior Notes. Each of the Guarantors has fully and unconditionally guaranteed, on a joint and several basis, to pay principal and interest related to the Senior Notes and each of the Guarantors are directly or indirectly wholly-owned subsidiaries of the Company. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantors”). The condensed consolidating balance sheet is presented as of March 31, 2011 and December 31, 2010, and the condensed consolidating income statements and statements of cash flows are presented for the three months ended March 31, 2011 and 2010.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	As of March 31, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$136.8	$—	$90.6	$—	$227.4
Accounts receivable, net	1.3	211.2	339.4	—	551.9
Inventories	—	275.9	436.7	—	712.6
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	18.2		18.2
Prepaid expenses and other current assets	0.3	9.0	16.1	—	25.4

Total Current Assets	138.4	496.1	902.6	—	1,537.1
Property, plant and equipment, net	—	268.7	249.9	—	518.6
Intangible assets, net	—	33.3	15.9	—	49.2
Long-term derivative financial instruments	—	—	13.6	—	13.6
Deferred income taxes	—	—	13.8	—	13.8
Other long-term assets	11.9	3.5	19.4	—	34.8
Investments in subsidiaries/intercompany receivables (payables), net	1,111.0	238.8	(65.6)	(1,284.2)	—

Total Assets	$1,261.3	$1,040.4	$1,149.6	$(1,284.2)	$2,167.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$2.8	$127.4	$246.3	$—	$376.5
Accrued liabilities	—	58.2	121.5	—	179.7
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	6.3	—	6.3

Total Current Liabilities	2.8	185.6	387.9	—	576.3
Long-term debt	534.3	—	1.6	—	535.9
Deferred income taxes	0.5	0.1	8.3	—	8.9
Accrued pension benefits	—	51.2	139.4	—	190.6
Accrued postretirement benefits	—	48.0	—	—	48.0
Other long-term liabilities	1.3	30.3	53.5	—	85.1

Total Long-Term Liabilities	536.1	129.6	202.8	—	868.5
Redeemable preferred stock	5.3	—	—	—	5.3
Aleris International, Inc. equity	717.1	725.2	559.0	(1,284.2)	717.1
Noncontrolling interest	—	—	(0.1)	—	(0.1)

Total Liabilities and Equity	$1,261.3	$1,040.4	$1,149.6	$(1,284.2)	$2,167.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	As of December 31, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$37.9	$—	$75.6	$—	$113.5
Accounts receivable, net	1.3	140.7	251.4	—	393.4
Inventories	—	249.6	364.0	—	613.6
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	17.4	—	17.4
Prepaid expenses and other current assets	0.4	8.3	15.1	—	23.8

Total Current Assets	39.6	398.6	725.1	—	1,163.3
Property, plant and equipment, net	—	273.1	236.9	—	510.0
Intangible assets, net	—	33.8	15.9	—	49.7
Long-term derivative financial instruments	—	—	9.3	—	9.3
Deferred income taxes	—	—	13.9	—	13.9
Other long-term assets	10.6	4.3	18.6	—	33.5
Investments in subsidiaries/intercompany receivables (payables), net	947.3	269.0	(64.1)	(1,152.2)	—

Total Assets	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.2	$88.9	$191.5	$—	$283.6
Accrued liabilities	6.9	48.5	109.8	—	165.2
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	5.3	—	5.3

Total Current Liabilities	10.1	137.4	320.4	—	467.9
Long-term debt	44.1	—	1.0	—	45.1
Deferred income taxes	0.3	0.2	8.2	—	8.7
Accrued pension benefits	—	52.9	131.6	—	184.5
Accrued postretirement benefits	—	48.5	—	—	48.5
Other long-term liabilities	1.2	30.3	51.7	—	83.2

Total Long-Term Liabilities	45.6	131.9	192.5	—	370.0
Redeemable preferred stock	5.2	—	—	—	5.2
Aleris International, Inc. equity	936.6	709.5	442.7	(1,152.2)	936.6

Total Liabilities and Equity	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	For the three months ended March 31, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$506.5	$687.5	$(2.8)	$1,191.2
Cost of sales	—	460.6	604.9	(2.8)	1,062.7

Gross profit	—	45.9	82.6	—	128.5
Selling, general and administrative expenses	—	25.5	36.2	—	61.7
Restructuring and other charges	—	0.1	—	—	0.1
Losses (gains) on derivative financial instruments	—	4.9	(4.9)	—	—
Other operating expense (income), net	—	0.3	(4.1)	—	(3.8)

Operating income	—	15.1	55.4	—	70.5
Interest expense (income), net	—	7.0	1.4	—	8.4
Reorganization items, net	(0.1)	0.7	—	—	0.6
Other income, net	—	(0.7)	(0.8)	—	(1.5)
Equity in net earnings of affiliates	(57.6)	(1.0)	—	58.6	—

Income before income taxes	57.7	9.1	54.8	(58.6)	63.0
Provision for income taxes	0.4	—	5.3	—	5.7

Net income	57.3	9.1	49.5	(58.6)	57.3

Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income attributable to Aleris International, Inc.	$57.3	$9.1	$49.6	$(58.6)	$57.4

	For the three months ended March 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$447.4	$516.6	$(2.1)	$961.9
Cost of sales	—	402.0	448.9	(2.1)	848.8

Gross profit	—	45.4	67.7	—	113.1
Selling, general and administrative expenses	—	18.2	31.4		49.6
Restructuring and other (gains) charges	—	(1.8)	0.5	—	(1.3)
Losses (gains) on derivative financial instruments	—	1.1	(8.9)	—	(7.8)
Other operating income, net	—	(0.1)	—	—	(0.1)

Operating income	—	28.0	44.7	—	72.7
Interest expense, net	—	31.8	12.6	—	44.4
Reorganization items, net	4.8	0.3	(0.4)	—	4.7
Other (income) expense, net	(12.8)	—	25.4	—	12.6
Equity in net earnings of affiliates	(1.9)	(1.9)	—	3.8	—

Income (loss) before income taxes	9.9	(2.2)	7.1	(3.8)	11.0
Provision for income taxes	0.2	—	1.1	—	1.3

Net income (loss)	$9.7	$(2.2)	$6.0	$(3.8)	$9.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

	For the three months ended March 31, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(38.9)	$14.5	$(32.4)	$—	$(56.8)

Investing activities
Payments for property, plant and equipment	—	(14.5)	(8.4)	—	(22.9)
Proceeds from the sale of property, plant and equipment	—	—	0.4	—	0.4
Net investment in subsidiaries	(50.0)	—	50.0	—	—

Net cash used by investing activities	(50.0)	(14.5)	42.0	—	(22.5)

Financing activities
Proceeds from Senior Note, net of discount	490.0	—	—	—	490.0
Proceeds from long-term debt	—	—	1.5	—	1.5
Debt issuance costs	(2.2)	—	(0.2)	—	(2.4)
Dividend paid to Aleris Corporation	(300.0)	—	—	—	(300.0)

Net cash provided by financing activities	187.8	—	1.3	—	189.1

Effect of exchange rate differences on cash and cash equivalents	—	—	4.1	—	4.1

Net increase in cash and cash equivalents	98.9	—	15.0	—	113.9
Cash and cash equivalents at beginning of period	37.9	—	75.6	—	113.5

Cash and cash equivalents at end of period	$136.8	$—	$90.6	$—	$227.4

	For the three months ended March 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(47.2)	$6.6	$(62.1)	$—	$(102.7)

Investing activities
Payments for property, plant and equipment	—	(6.4)	(2.9)	—	(9.3)
Proceeds from the sale of property, plant and equipment	—	0.2	—	—	0.2
Other	—	—	0.2	—	0.2

Net cash used by investing activities	—	(6.2)	(2.7)	—	(8.9)

Financing activities
Proceeds from DIP Facilities	456.9	—	62.7	—	519.6
Payments on DIP Facilities	(398.1)	—	(31.8)	—	(429.9)
Net payments on long-term debt	(0.3)	—	(0.5)	—	(0.8)
Debt issuance costs	(8.5)	—	(3.4)	—	(11.9)

Net cash provided by financing activities	50.0	—	27.0	—	77.0

Effect of exchange rate differences on cash and cash equivalents	—	—	(3.3)	—	(3.3)

Net increase (decrease) in cash and cash equivalents	2.8	0.4	(41.1)	—	(37.9)
Cash and cash equivalents at beginning of period	15.6	0.1	93.2	—	108.9

Cash and cash equivalents at end of period	$18.4	$0.5	$52.1	$—	$71.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited financial statements and notes. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable.

Overview

Our Business

We are a leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with location in North America, Europe and China. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 41 production facilities worldwide, with 14 production facilities that provide rolled and extruded aluminum products and 27 recycling production plants. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well-positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries.

Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Primary aluminum prices are established on the London Metal Exchange (“LME”). Average LME aluminum prices per ton during the three months ended March 31, 2011 and 2010 were $2,503.0 and $2,165.0, respectively, an increase of 16%. For a majority of our businesses, LME aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 70% of our costs of sales for the three months ended March 31, 2011. Aluminum prices, plus a conversion charge for alloying and processing metal, comprise the invoice prices we charge our customers. As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, the impact of these price changes on our profitability is limited.

In addition to utilizing LME aluminum prices to establish our invoice prices to customers, we utilize derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues and cost of sales. However, in assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only when gains and losses are realized at the time of settlement to better match the time at which the underlying physical purchases affect earnings. For additional information on the key factors impacting our profitability, see “Our Segments” and “Critical Measures of Our Financial Performance,” below.

Our Reorganization

On February 5, 2010, the entity formerly known as Aleris International, Inc. (the “Predecessor”) and most of its wholly-owned U.S. subsidiaries and Aleris Deutschland Holding GmbH, a wholly-owned German subsidiary, (collectively, the “Debtors”) filed a joint plan of reorganization in the cases of the Debtors (the “Bankruptcy Cases”) and a related Disclosure Statement for the Plan of Aleris International, Inc. and its Debtors (the “Disclosure Statement”) with the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”). On March 12, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Debtors to begin soliciting votes from their creditors to accept or reject the Plan (as defined below). On May 13, 2010, the Bankruptcy Court entered an order confirming the Plan.

On June 1, 2010 (the “Effective Date”), the Debtors consummated the reorganization contemplated by the First Amended Joint Plan of Reorganization as modified (the “Plan”) and emerged from Chapter 11 of the Bankruptcy Code. Pursuant to the Plan, the entity formerly known as Aleris International, Inc. (the “Predecessor”) transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity wholly owned by Aleris Corporation. Aleris Corporation is a holding company majority owned by investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries, whose assets and operations as of the Effective Date consisted solely of those of Aleris International, Inc. Intermediate Co. was subsequently renamed Aleris International, Inc. (the “Successor”). In exchange for the acquired assets, Intermediate Co. contributed the shares of Aleris Corporation common stock it had received in exchange for 100 shares of our common stock as well as $45.0 million of 6% senior subordinated exchangeable notes to the Predecessor. These instruments were then distributed or sold pursuant to the Plan. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved and Intermediate Co. changed its name to Aleris International, Inc.

In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations,” we applied fresh-start accounting upon the emergence and became a new entity for financial reporting purposes as of the Emergence Date. This dramatically impacted our operating results as certain pre-bankruptcy debts were discharged in accordance with the Plan immediately prior to emergence and assets and liabilities were adjusted to their fair values upon emergence. As a result, the financial information of the Successor subsequent to emergence from Chapter 11 is not comparable to that of the Predecessor prior to emergence.

Our Segments

We operate primarily through three reportable business segments: (i) Rolled Products North America (“RPNA”), (ii) Recycling and Specification Alloys Americas (“RSAA”), and (iii) Europe. In addition to analyzing our consolidated operating performance based upon revenues, net income attributable to Aleris Corporation and net income attributable to Aleris Corporation before interest, taxes, depreciation and amortization and income from discontinued operations (“EBITDA”), we measure the performance of our operating segments utilizing segment income and segment Adjusted EBITDA. Segment income includes gross profits as well as segment specific realized gains and losses on derivative financial instruments, other expense (income) and selling, general and administrative expense and for our RPNA and RSAA segments an allocation of the selling, general and administrative expense associated with our North American regional overhead. Segment income excludes provisions for income taxes, restructuring and impairment charges (gains), other operating (income) expense, interest, unrealized and certain realized gains (losses) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets, currency exchange gains (losses) on debt, losses on intercompany receivables and reorganization items, net. Segment Adjusted EBITDA eliminates from segment income the impact of depreciation and amortization, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, metal price lag, inventory impairment charges and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters office are not allocated to the reportable segments.

Rolled Products North America. Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the United States are manufactured to specific customer requirements, using direct-chill and continuous ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other things, building panels, truck trailers, gutters, appliances, and recreational vehicles.

For the three months ended March 31, 2011 and 2010, the RPNA segment generated $310.7 million and $295.0 million of our consolidated revenues, $14.4 million and $22.0 million of segment income and $23.0 million and $22.4 million of segment Adjusted EBITDA, respectively. Our reconciliation of segment income to segment Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2011	2010
	(Successor)	(Predecessor)
	(in millions)
Rolled Products North America
Segment income	$14.4	$22.0
Depreciation and amortization	9.8	5.7
Other	0.2	0.2
Favorable metal price lag	(1.4)	(5.5)

Segment Adjusted EBITDA	$23.0	$22.4

Recycling and Specification Alloys Americas. Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloy agents as needed to produce recycled aluminum generally for customers serving end-uses related to consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys and chemical compositions with specific properties (including increased strength, formability and wear resistance) as specified by customers for their particular applications. Our specification alloy operations typically deliver recycled and specification alloy products in molten or ingot form to customers principally in the U.S. automotive industry. A significant percentage of this segment’s products are sold through “tolling” arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.

For the three months ended March 31, 2011 and 2010, the RSAA segment generated $247.6 million and $217.4 million of our consolidated revenues, $14.9 million and $15.4 million of segment income and $16.6 million and $17.1 million of segment Adjusted EBITDA, respectively. Our reconciliation of segment income to segment Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2011	2010
	(Successor)	(Predecessor)
	(in millions)
Recycling and Specification Alloys Americas
Segment income	$14.9	$15.4
Depreciation and amortization	1.6	1.8
Other	0.1	(0.1)

Segment Adjusted EBITDA	$16.6	$17.1

Europe. Our Europe segment is comprised of eleven rolled and extruded products and recycling and specification alloy manufacturing operations in Europe and a single extrusion facility in China. Our Europe segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet, automotive sheet and heat treated plate for engineering, and other uses in the transportation, construction and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses. Our Europe segment also produces extruded aluminum products for the automotive, transportation (rail, and shipbuilding), electrical, mechanical engineering and building and construction industries. We further serve our customers by performing value-added fabrication on most of our extruded products. Our Europe segment also includes aluminum melting, processing and recycling activities. These recycling operations convert scrap and dross and combine these materials with other alloy agents as needed to produce recycled aluminum and specification alloys for use in the automotive, container and packaging and general industrial industries. A significant percentage of these products are sold through tolling arrangements.

For the three months ended March 31, 2011 and 2010, the Europe segment generated $634.8 million and $454.0 million of our consolidated revenues, $46.4 million and $36.5 million of segment income and $46.9 million and $21.6 million of segment Adjusted EBITDA, respectively. Our reconciliation of segment income to segment Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2011	2010
	(Successor)	(Predecessor)
	(in millions)
Europe
Segment income	$46.4	$36.5
Impact of recording assets at fair value through fresh-start and purchase accounting	—	1.0
Depreciation and amortization	4.2	4.1
Other	(4.2)	—
Unfavorable (favorable) metal price lag	0.5	(20.0)

Segment Adjusted EBITDA	$46.9	$21.6

The Aluminum Industry

The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders and sheet producers and aluminum recyclers. Primary aluminum is a commodity traded and priced daily on the LME. Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets. Aluminum recyclers produce aluminum in molten or ingot form.

We participate in select segments of the aluminum fabricated products industry, including rolled and extruded products; we also recycle aluminum and produce aluminum specification alloys. We do not smelt aluminum, nor do we participate in other upstream activities, including mining bauxite or processing alumina. Our industry is cyclical and is affected by global economic conditions, industry competition and product development. Compared to several substitute metals, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Also, aluminum is somewhat unique in that it can be recycled again and again without any material decline in performance or quality, which delivers both energy and capital investment savings relative to the cost of smelting primary aluminum.

Critical Measures of Our Financial Performance

The financial performance of our rolled and extruded products operations and recycling and specification alloy operations are the result of several factors, the most critical of which are as follows:

•	volumes;

•	contribution margin; and

•	cash conversion costs.

The profitability of our businesses is determined, in part, by the volume of pounds invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenues and associated margin. In addition to volumes, profitability is dependent upon the difference between the per pound selling price and per pound material cost (including coating and freight costs). We refer to this difference as “contribution margin.” Contribution margins are impacted by several factors, including rolling margins or conversion fees negotiated with our customers, metal price lag, scrap spreads and freight costs. The majority of our rolled and extruded products are priced using a conversion fee-based model, where we charge customers the prevailing market price for the aluminum content of their order plus a fee to convert the aluminum, called the “rolling margin.” The remaining products are sold under short term contracts or under long term contracts using fixed prices for the aluminum content.

Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices.

Our exposure to changing primary aluminum prices, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our rolled and extruded products operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices to the extent it is not committed to fixed price sales orders.

In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. Cash collateral posted against our derivative financial instruments totaled $4.7 million and $3.6 million at March 31, 2011 and December 31, 2010, respectively.

We refer to this difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of the impact of our hedging activities, as “metal price lag.” The impact of metal price lag is not significant in our recycling and specification alloy operations as we are able to match physical purchases with physical sales, maintain low levels of inventories and conduct a substantial amount of our business on a toll basis, as discussed below.

Also included in the contribution margin of our rolled and extruded products business is the impact of differences between changes in the prices of primary and scrap aluminum particularly in our RPNA segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our contribution margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets.

The contribution margins of our recycling and specification alloy operations are impacted by “metal spreads” which represent the difference between our scrap aluminum purchase prices and our selling prices. While an aluminum commodity market for scrap exists in Europe, there is no comparable market that is widely-utilized commercially in North America. As a result, scrap prices in North America tend to be determined regionally and are significantly impacted by supply and demand. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated.

Our operations are labor intensive and also require a significant amount of energy (primarily natural gas and electricity) be consumed to melt scrap or primary aluminum and to re-heat and roll aluminum slabs into rolled products. As a result, we incur a significant amount of fixed and variable labor and overhead costs which we refer to as conversion costs. Conversion costs, excluding depreciation expense, or cash conversion costs, on a per pound basis are a critical measure of the effectiveness of our operations.

Revenues and margin percentages for our recycling and specification alloy manufacturing operations are subject to fluctuations based upon the percentage of customer-owned pounds tolled or processed. Increased processing under such tolling agreements results in lower revenues while not affecting net income and generally also results in higher gross profit margins and net income margins. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our pounds able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements.

Recent Developments

China Joint Venture

During the first quarter of 2011, we formed a joint venture with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. We are an 81% owner in the joint venture, Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (the “China Joint Venture”), and broke ground for the construction of a state-of-the-art aluminum rolling mill in Zhenjiang City, Jiangsu Province in China that will produce semi-finished rolled aluminum products.

Construction of the facility is expected to be completed within two years. We currently anticipate that the cost of this phase of the facility will be approximately $300.0 million. We also anticipate that two-thirds of the financing will be provided by a third-party as a non-recourse loan and the remainder will consist of equity capital contributed by each partner. The China Joint Venture entered into a non-recourse multi-currency secured revolving and term loan facility to finance a portion of the construction and certain other costs of the China Joint Venture. See “Liquidity and Capital Resources.”

Issuance of $500.0 million 7 5/8% Senior Notes due 2018

On February 9, 2011, we issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture with U.S. Bank National Association, as trustee. We used a portion of the net proceeds from the sale of the senior notes to pay a cash dividend of approximately $300.0 million to Aleris Corporation on February 28, 2011, which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation. The remaining net proceeds will be used for general corporate purposes, including to finance the construction of an aluminum rolling mill in China. See “Liquidity and Capital Resources.”

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We generated revenues of approximately $1.2 billion, gross profit of $128.5 million and segment income of $75.7 million in the three months ended March 31, 2011 compared to revenues of $1.0 billion, gross profit of $113.1 million and segment income of $73.9 million in the three months ended March 31, 2010. The 24% increase in revenues reflects an 8% increase in volume, as most of our segments benefited from improved economic conditions as compared to the first quarter of 2010, as well as a 14% increase in average selling prices driven by higher aluminum prices and improved product mix and rolling margins. Volumes in our European segment increased 15% as demand from the aerospace, automotive, and most other industries served by the segment outpaced the first quarter of the prior year. RSAA volumes in North America were also strong, increasing 24% compared to the first quarter of 2010. Contribution margins benefitted from improved pricing and metal spreads overall, a result of a more favorable mix of products sold and price increases implemented in late 2010. The improved volumes increased gross profit and segment income by approximately $14.0 million while pricing and spreads added an additional $18.0 million. Negatively impacting segment income was an estimated $24.7 million reduction in metal price lag period to period largely the result of rising LME aluminum prices in the first three months of 2010 and restrictions on our ability to enter into derivative financial instruments while in bankruptcy. The impact of metal price lag contributed an estimated $25.6 million to segment income in the first three months of 2010 and an estimated $0.9 million in the current year’s quarter as we continued to improve our risk management practices around metal price volatility. Our AOS initiatives generated productivity savings of $6.0 million in the first quarter of 2011; however, inflation in energy and personnel costs more than offset these savings.

Further impacting our operating results was a $36.0 million decrease in interest expense which resulted from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy, and a $4.2 million gain on the sale of land in Europe.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,		Percent
	2011	2010	change
	(in millions, except for percentages)
	(Successor)	(Predeccessor)
Revenues	$1,191.2	$961.9	24%
Cost of sales	1,062.7	848.8	25

Gross profit	128.5	113.1	14
Gross profit as a percentage of revenues	10.8%	11.8%
Selling, general and administrative expenses	61.7	49.6	24
Restructuring and impairment charges (gains)	0.1	(1.3)	*
Gains on derivative financial instruments	—	(7.8)	*
Other operating income, net	(3.8)	(0.1)	*

Operating income	70.5	72.7	(3)
Interest expense, net	8.4	44.4	(81)
Reorganization items, net	0.6	4.7	(87)
Other (income) expense, net	(1.5)	12.6	*

Income before income taxes	63.0	11.0	*
Provision for income taxes	5.7	1.3	*

Net income	57.3	9.7	*

Net loss attributable to noncontrolling interest	(0.1)	—	*

Net income attributable to Aleris International, Inc.	$57.4	$9.7	* %

Total segment income	$75.7	$73.9
Corporate general and administrative expenses	(12.6)	(7.1)
Restructuring and impairment (charges) gains	(0.1)	1.3
Interest expense, net	(8.4)	(44.4)
Unallocated gains on derivative financial instruments	5.0	0.9
Reorganization items, net	(0.6)	(4.7)
Unallocated currency exchange gains (losses)	4.5	(8.7)
Other expense, net	(0.5)	(0.2)

Income before income taxes	$63.0	$11.0

*	Calculation is not meaningful

Revenues and Pounds Invoiced

The following tables show revenues and pounds invoiced by segment and the percentage changes from the prior year period:

	For the three months ended March 31,
	2011	2010
	(in millions, except for percentages)			Percent
	(Successor)	(Predeccessor)	Change	change
Revenues:
Rolled Products North America	$310.7	$295.0	$15.7	5%
Recycling and Specification Alloys Americas	247.6	217.4	30.2	14
Europe	634.8	454.0	180.8	40
Intersegment revenues	(1.9)	(4.5)	2.6	(58)

Consolidated revenues	$1,191.2	$961.9	$229.3	24%

Pounds invoiced:
Rolled Products North America	194.6	202.7	(8.1)	(4)%
Recycling and Specification Alloys Americas	493.9	458.3	35.6	8
Europe	456.1	395.6	60.5	15

Total pounds invoiced	1,144.6	1,056.6	88.0	8%

The following table presents the estimated impact of key factors that resulted in the 24% increase in our consolidated first quarter revenues from 2010 to 2011:

	RPNA	RSAA	Europe	Consolidated
Price	9%	12%	18%	14%
Volume/mix	(4)	16	25	15
Currency	—	—	(1)	(1)
Sale of Brazil facility	—	(14)	—	(3)
Other	—	—	(2)	(1)

Total percentage increase	5%	14%	40%	24%

Rolled Products North America Revenues

RPNA revenues for the three months ended March 31, 2011 increased $15.7 million compared to the three months ended March 31, 2010. This increase was primarily due to the following:

•

higher LME aluminum prices which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $22.0 million of the increase in revenues; and

•	higher rolling margins resulting from price increases implemented during the second half of 2010, which increased revenues by approximately $6.0 million.

These increases were partially offset by a 4% decrease in shipment levels, which resulted in a reduction in revenues of approximately $12.0 million. The decrease in volume was driven by distribution customer restocking trends that positively benefited the first quarter of 2010 but were replaced with slight de-stocking in the first quarter of 2011. Distribution industry declines more than offset volume increases from the transportation industry as commercial truck trailer production increased.

Recycling and Specification Alloys Americas Revenues

RSAA revenues increased $30.2 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to the following:

•

a 24% increase in North America invoiced pounds which increased revenues by approximately $34.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry; and

•	higher selling prices for our products resulting from higher aluminum prices which increased revenues by approximately $27.0 million.

These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by approximately $31.0 million.

Europe Revenues

Europe revenues increased $180.8 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to the following:

•

a 15% increase in shipment levels, which increased revenues by approximately $113.0 million. The increase in shipments was a result of higher demand for rolled and recycled products from the automotive, aerospace and most other industries served by this segment when compared to the first quarter of the prior year; and

•

an increase in the average price of aluminum included in our invoiced prices for recycled products and higher rolling margins, resulting from a favorable mix of products sold, as well as higher prices generally for our rolled products. These factors increased revenues by approximately $83.0 million.

These increases were partially offset by a stronger U.S. dollar, which decreased revenues by approximately $6.0 million.

Segment Income and Gross Profit

	For the three months ended March 31,
	2011	2010
	(in millions, except for percentages)		Dollar	Percent
	(Successor)	(Predeccessor)	change	change
Segment income:
Rolled Products North America	$14.4	$22.0	$(7.6)	(35)%
Recycling and Specification Alloys Americas	14.9	15.4	(0.5)	(3)
Europe	46.4	36.5	9.9	27

Total segment income	75.7	73.9	1.8	2%
Items not included in gross profit:
Segment selling, general and administrative expense	49.1	42.5	6.6	16%
Realized losses (gains) on derivative financial instruments	5.0	(6.9)	11.9	*
Other (income) expense, net	(1.3)	3.6	(4.9)	*

Gross profit	$128.5	$113.1	$15.4	14%

*	Calculation is not meaningful

Rolled Products North America Segment Income

RPNA segment income for the three months ended March 31, 2011 decreased by $7.6 million compared to the three months ended March 31, 2010. This decrease was primarily due to the following:

•	lower shipment volumes, which decreased segment income by approximately $5.0 million;

•	higher depreciation expense associated with the increase in fixed asset values upon emergence from bankruptcy, which reduced segment income by $4.1 million; and

•

contribution margins were negatively impacted by metal price lag, which increased segment income by an estimated $5.5 million in the first quarter of 2010 compared to an estimated $1.4 million in the first quarter of 2011, and increased freight costs. These factors reduced segment income by an estimated $6.0 million.

These decreases were partially offset by improved rolling margins resulting from a series of successful pricing initiatives in the preceding quarters, which increased segment income by approximately $6.0 million.

Recycling and Specification Alloys Segment Income

RSAA segment income for the three months ended March 31, 2011 decreased by $0.5 million compared to the prior year period. This decrease was due primarily to tighter metal spreads as a result of demand exceeding scrap availability which reduced segment income by approximately $2.0 million. Higher volumes, which increased segment income by approximately $3.0 million, offset the impacts of the tighter metal spreads. Further impacting quarterly performance were favorable productivity gains, which offset inflation.

Europe Segment Income

Europe segment income for the three months ended March 31, 2011 increased by $9.9 million compared to the three months ended March 31, 2010. This increase was primarily due to the following:

•	higher volumes during the first quarter of 2011 compared to the prior year period, which increased segment income by approximately $16.0 million;

•

contribution margins were significantly impacted by improved pricing for our recycled products, which drove improved metal spreads, and higher rolling margins resulting from a favorable mix of rolled products sold and price increases. These factors combined to increase segment income by approximately $14.0 million; and

•	productivity related savings, which positively impacted cash conversion costs and improved segment income by an estimated $6.0 million in the first quarter of 2011; and

•	the sale of land at our Duffel, Belgium facility, which generated segment income of $4.2 million.

These increases were partially offset by the following:

•

less favorable metal price lag in the first quarter of 2011 compared to the prior year’s quarter, which decreased contribution margins and segment income by an estimated $20.5 million. Metal price lag increased first quarter 2010 segment income by approximately $20.0 million while reducing 2011 first quarter segment income by an estimated $0.5 million. The significant impact of metal price lag in the first quarter of 2010 is primarily due to restrictions on our hedging activities while in bankruptcy coupled with the increase in LME aluminum prices during that period. In 2011, our risk management practices have successfully reduced the impact of metal price lag; and

•	higher inflation resulting in increased utility and personnel costs decreased segment income by approximately $8.0 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $12.1 million in the three months ended March 31, 2011 as compared to the prior year period. This increase was primarily due to the following:

•

corporate SG&A expense increased $5.5 million primarily due to an increase in stock-based compensation expense and professional and consulting fees of $1.6 million and $1.2 million, respectively, as well as $1.3 million of start-up costs associated with our joint venture in China; and

•

segment SG&A expense increased $6.6 million in the first quarter of 2011 as compared to the prior year period primarily due to higher personnel costs, professional fees and research and development expense.

As a percentage of revenues, consolidated SG&A expense stayed consistent at 5.2% for the three months ended March 31, 2011 and 2010.

Gains on Derivative Financial Instruments

During the three months ended March 31, 2011 and 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Gains) losses on derivative financial instruments
	For the three months ended March 31,
	2011	2010
	(in millions)
	(Successor)	(Predecessor)
Realized losses (gains)
Natural gas	$0.8	$0.7
Metal	4.2	(8.0)
Unrealized losses (gains)
Natural gas	—	1.2
Metal	(5.0)	(1.7)

Total gains	$—	$(7.8)

Generally, our realized losses (gains) represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized losses (gains) reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized losses (gains) for derivatives that settled during the period. Realized losses (gains) are included within segment income while unrealized losses (gains) are excluded.

As our emergence from bankruptcy established a new entity for financial reporting purposes, the emergence date fair value of all derivative financial instruments will not be reported as realized losses (gains) upon settlement. This is due to the fact that the Successor acquired these derivative financial instruments at their fair value as of the emergence date. As such, the realized losses (gains) reported in the Successor periods will represent only the changes in fair value of those derivative financial instruments since the emergence date. Similarly, no reversal of the unrealized losses (gains) recorded by the Predecessor, which are equal to the emergence date fair value of those instruments, will be recorded upon settlement. While this will not change the total “Gains on derivative financial instruments” reported in the Consolidated Income Statement, it does impact the amount of realized and unrealized losses recorded and, as a result, segment income. During the three months ended March 31, 2011, $0.5 million of economic losses, representing the emergence date fair value of derivative financial instruments that settled during the period, were excluded from realized losses and segment income. Such economic losses (gains) will continue to be excluded from segment income until all derivative financial instruments entered into prior to the emergence date are settled. Realized losses (gains) on derivative financial instruments entered into subsequent to the emergence date will not be affected.

As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing aluminum and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended March 31, 2011, we estimate that gross profit benefited from aluminum price changes by approximately $5.6 million while we experienced hedge losses of $4.7 million, including $0.5 million of economic losses not recorded within realized losses as discussed above. The resulting $0.9 million of metal price lag improved our operating results in the first quarter of 2011.

Metal price lag had a more significant impact in the first quarter of 2010 as our ability to enter into derivative financial instruments was limited under the terms and conditions of our debtor-in possession financing arrangements. As a result, gross profit benefited as aluminum prices increased while our derivative financial instruments produced gains of an additional $8.0 million. The resulting metal price lag increased first quarter 2010 operating results by $25.6 million.

Interest Expense, net

Interest expense, net in the three months ended March 31, 2011 decreased $36.0 million from the comparable period of 2010. The decrease in interest expense resulted from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net consisted of the following items:

	For the three months ended March 31,
	2011	2010
	(in millions)
	(Successor)	(Predecessor)
Professional fees and expenses	$1.0	$9.4
U.S. Trustee fees	—	0.3
Liquidation of Canada LP	—	(5.1)
Other	(0.4)	0.1

Total Reorganization items, net	$0.6	$4.7

Provision for Income Taxes

Our effective tax rate was 9.0% and 11.8% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 and 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

We and the Predecessor have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with certain U.S. long-term liabilities and to utilize certain foreign net operating loss carry forwards and, for the Predecessor only, U.S. federal and state net operating loss and tax credit carry forwards. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.

Other than those in Germany, most of the tax attributes generated by the Predecessor’s non-filing foreign subsidiaries (net operating loss carryforwards) survived the Chapter 11 proceedings. We expect to use these tax attributes to reduce future tax liabilities. We will assess the ability to utilize these carryforwards on an ongoing basis.

Liquidity and Capital Resources

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations, and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our public filings with the Securities and Exchange Commission. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows

The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2011 and 2010.

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
	(in millions)
Net cash (used) provided by:
Operating activities	$(56.8)	$(102.7)
Investing activities	(22.5)	(8.9)
Financing activities	189.1	77.0

Cash Flows from Operating Activities

Cash flows used by operating activities were $56.8 million for the three months ended March 31, 2011, which resulted from a $117.5 million increase in net operating assets and $3.7 million of payments for reorganization and restructuring items partially offset by $64.4 million of cash from earnings. The significant components of the change in net operating assets include increases of $138.9 million, $78.0 million and $100.1 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices. Our days sales outstanding (“DSO”) at March 31, 2011 remained consistent with the DSO at December 31, 2010, however, revenues in the month of March 2011 were approximately $150.0 million higher than the month of December 2010 leading to an increase in accounts receivable. Our days inventory outstanding (“DIO”) increased slightly from year end in anticipation of seasonal demand increases in the second quarter. Our days payables outstanding (“DPO”) increased from 23 at year end to 24 at March 31, 2011. The increase in payables resulted from increased inventory levels and the additional day of payables outstanding.

Cash flows used by operating activities were $102.7 million for the three months ended March 31, 2010, which resulted from a $151.2 million increase in net operating assets and $8.8 million of payments for reorganization and restructuring items partially offset by $57.3 million of cash from earnings. The significant components of the change in net operating assets include increases of $142.7 million, $85.2 million and $72.2 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices.

Cash Flows from Investing Activities

Cash flows used by investing activities were $22.5 million for the three months ended March 31, 2011 and included $22.9 million of capital expenditures partially offset by $0.4 million of proceeds from sale of property, plant and equipment. Cash used in investing activities was $8.9 million for the three months ended March 31, 2010, which consisted of $9.3 million of capital spending.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2011 includes $490.0 million of net proceeds from the issuance of the Senior Notes partially offset by the payment of a $300.0 million dividend to Aleris Corporation, which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation.

Net cash provided by financing activities totaled $77.0 million for the three months ended March 31, 2010, which consisted primarily of borrowings on our debtor-in-possession financing and payments of related issuance costs.

7 5/8% Senior Notes due 2018

On February 9, 2011, we issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes under an indenture with U.S. Bank National Association, as trustee. The notes are unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that is a domestic subsidiary and that guarantees our obligations under the ABL Facility. Interest on the senior notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2011. The senior notes mature on February 15, 2018. We used a portion of the net proceeds from the sale of the senior notes to pay a cash dividend of approximately $300.0 million to Aleris Corporation on February 28, 2011, which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation. The remaining net proceeds will be used for general corporate purposes, including to finance the construction of an aluminum rolling mill in China.

China Loan Facility

On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 million term loan facility, a ¥532.0 million term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 million (or equivalent to approximately ¥232.8 million). The interest rate on the term USD facility is six month USD LIBOR plus 2.9% and three month USD LIBOR plus 2.6% for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility is ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. The China Loan Facility contemplates preliminary initial draws of $24.0 million and ¥122.0 million in the second quarter of 2011 from the two term loan facilities and draws on the combined USD/RMB revolving facility beginning in 2013. The final maturity date for all borrowings under the China Loan Facility is the tenth anniversary from the first utilization of the term loan facilities. Our China Joint Venture is an unrestricted subsidiary under the indenture governing the senior notes.

ABL Facility

The ABL Facility is a $500.0 million revolving credit facility which permits multi-currency borrowings up to $500.0 million by our U.S. subsidiaries, up to $200.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible amounts. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivables and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of March 31, 2011, we estimate that our borrowing base would have supported borrowings up to $462.0 million after giving effect to outstanding letters of credit of $38.0 million.

Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 2.00% to 3.75%:

•

in the case of borrowings in U.S. dollars, a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a Eurodollar rate determined by Bank of America plus 1.0%;

•	in the case of borrowings in Euros, a euro LIBOR rate determined by Bank of America; and

•	in the case of borrowings in Canadian dollars, a Canadian prime rate.

As of March 31, 2011, we had no amounts outstanding under the ABL Facility.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.75% if the average utilization is less than 33% for any applicable period, 0.63% if the average utilization is between 33% and 67% for any applicable period, and 0.50% if the average utilization is greater than 67% for any applicable period. We must also pay customary letters of credit fees and agency fees.

The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, we are required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than (x) $65.0 million and (y) 17.5% of the total commitments under the ABL Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 1, 2014 unless extended pursuant to the credit agreement.

The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries located in the U.S., substantially all of our assets located in Canada and Aleris Recycling (Swansea) Ltd. (other than its equipment) as well as the assets of Aleris Switzerland GmbH (other than its inventory and equipment). The borrowers’ obligations under the ABL Facility will be guaranteed by certain of our existing and future direct and indirect subsidiaries.

The ABL Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our common stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	merge; and

•	create liens.

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the Revolving Credit Facility is less than the greater of (x) $50.0 million or (y) 15% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of December 31, 2010.

On January 31, 2011, the ABL Facility was amended to (i) allow the payment of a dividend in an amount not to exceed $500.0 million and (ii) to provide that capital expenditures made by us and our subsidiaries in China will not be deducted in calculating the fixed charge coverage ratio under the credit agreement governing the ABL Facility, subject to certain conditions.

6% Senior Subordinated Exchangeable Notes

On the Effective Date, we issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes to the participants of the rights offering. The 6% senior subordinated exchangeable notes are scheduled to mature on June 1, 2020. The 6% Senior subordinated exchangeable notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation’s common stock at a rate equivalent to 41.5 shares of our common stock per $1,000 principal amount of 6% senior subordinated exchangeable notes (after adjustment for the payment of a dividend in February 2011), subject to further adjustment. The 6% senior subordinated exchangeable notes may be redeemed at our option at specified redemption prices on or after June 1, 2013 or upon a fundamental change subsequent to January 1, 2011.

The 6% senior subordinated exchangeable notes are our unsecured, senior subordinated obligations that rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.

EBITDA and Adjusted EBITDA

We report our financial results in accordance with U.S. GAAP. However, our management believes that certain non-U.S. GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA and Adjusted EBITDA are examples of non-U.S. GAAP financial measures that we believe provide investors and other users of our financial information with useful information.

Management uses these measures as performance metrics and believes these measures provide additional information commonly used by the holders of the senior notes and parties to the ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indenture governing the senior notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing our ABL Facility.

Our EBITDA calculations represent net income (loss) attributable to Aleris before income (loss) from discontinued operations, interest income and expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized gains and losses on derivative financial instruments, restructuring and impairment charges, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency gains and losses on the translation of indebtedness, stock-based compensation expense, and certain other gains and losses. EBITDA as defined in the indenture governing our notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under the ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded.

EBITDA and Adjusted EBITDA as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) attributable to Aleris International, Inc. to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income (loss) attributable to Aleris, operating income (loss), or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

•	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, working capital needs;

•

They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our 6% senior subordinated exchangeable notes, our ABL Facility or the senior notes;

•	They do not reflect certain tax payments that may represent a reduction in cash available to us;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•

Other companies, including companies in our industry, may calculate these measures differently and, as the number of differences in the way companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Aleris International, Inc., which is the most directly comparable financial measure presented in accordance with U.S. GAAP.

	For the three months ended March 31,
	2011	2010
	(Successor)	(Predecessor)
	(in millions)
Net income attributable to Aleris International, Inc.	$57.4	$9.7
Interest expense, net	8.4	44.4
Provision for income taxes	5.7	1.3
Depreciation and amortization	16.6	12.3

EBITDA	88.1	67.7
Reorganization items, net	0.6	4.7
Unrealized gains on derivative financial instruments	(5.0)	(0.5)
Restructuring and impairment charges (gains)	0.1	(1.3)
Impact of recording assets at fair value through fresh-start and purchase accounting	—	1.0
Currency exchange (gains) losses on debt	(4.6)	8.7
Stock-based compensation expense	2.4	0.8
Other	(2.2)	0.4
Favorable metal price lag	(0.9)	(25.6)

Adjusted EBITDA	$78.5	$55.9

Our reconciliation of EBITDA to net (loss) income attributable to Aleris International, Inc. and cash flows used operating activities is as follows:

	For the three months ended
	March 31,
	2011	2010
	(Successor)	(Predecessor)
	(in millions)
Adjusted EBITDA	$78.5	$55.9
Reorganization items, net	(0.6)	(4.7)
Unrealized gains on derivative financial instruments	5.0	0.5
Restructuring and impairment (charges) gains	(0.1)	1.3
Impact of recording assets at fair value through fresh-start and purchase accounting	—	(1.0)
Currency gains (losses) on translation of indebtedness	4.6	(8.7)
Stock-based compensation expense	(2.4)	(0.8)
Other	2.2	(0.4)
Favorable metal price lag	0.9	25.6

EBITDA	88.1	67.7
Interest expense, net	(8.4)	(44.4)
Provision for income taxes	(5.7)	(1.3)
Depreciation and amortization	(16.6)	(12.3)

Net income attributable to Aleris International, Inc.	57.4	9.7
Net loss attributable to noncontrolling interest	(0.1)	—

Net income	57.3	9.7
Depreciation and amortization	16.6	12.3
Loss (benefit) from deferred income taxes	0.2	(0.7)
Reorganization items, net of payments	(1.6)	(0.2)
Restructuring and impairment charges (gains), net of payments	(1.4)	(5.2)
Stock-based compensation expense	2.4	0.8
Unrealized gains on derivative financial instruments	(5.0)	(0.5)
Currency exchange (gains) losses on debt	(4.6)	8.7
Amortization of debt issuance costs	1.3	17.4
Other non-cash (gains) charges, net	(4.5)	6.2
Change in operating assets and liabilities:
Change in accounts receivable	(138.9)	(142.7)
Change in inventories	(78.0)	(85.2)
Change in other assets	(0.7)	4.5
Change in accounts payable	81.9	42.5
Change in accrued liabilities	18.2	29.7

Net cash used by operating activities	$(56.8)	$(102.7)

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pension and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in our audited financial statements as of December 31, 2010 (Successor) and for the seven-month period ended December 31, 2010 (Successor) and the five-month period ended May 31, 2010 (Predecessor). There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2011.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at March 31, 2011.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and beliefs and assumptions made by our management. Statements about our beliefs and expectations and statements containing the words “may”, “could”, “would”, “should”, “will”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “look forward to”, “intend” and similar expressions intended to connote future events and circumstances constitute forward-looking statements. Statements contained in this document that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.

The discussions of our financial condition and results of operations may include various forward-looking statements about, among other things, future costs and prices of commodities, production volumes, industry trends, demand for our products and services, anticipated cost savings, anticipated benefits from new products or facilities and projected results of operations. In addition, our forward-looking statements in this document regarding, among other things, achievement of production efficiencies, capacity expansions, estimates of volumes, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in or implied by any forward-looking statement. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	our ability to successfully implement our business strategy;

•	the cyclical nature of the aluminum industry, our end-use segments and our customers’ industries;

•	our ability to fulfill our substantial capital investment requirements;

•	variability in general economic conditions on a global or regional basis;

•	our ability to retain the services of certain members of our management;

•

our ability to enter into effective aluminum, natural gas and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals;

•	our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	increases in the cost of raw materials and energy;

•	the loss of order volumes from any of our largest customers;

•	our ability to retain customers, a substantial number of whom do not have long-term contractual arrangements with us;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements and to meet our debt service obligations;

•	competitor pricing activity, competition of aluminum with alternative materials and the general impact of competition in the industry segments we serve;

•	risks of investing in and conducting operations on a global basis, including political, social, economic, currency and regulatory factors;

•	current environmental liabilities and the cost of compliance with and liabilities under health and safety laws;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	our levels of indebtedness and debt service obligations;

•	the possibility that we may incur additional indebtedness in the future; and

•	limitations on operating our business as a result of covenant restrictions under our indebtedness.

The above list is not exhaustive. Some of these factors and additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in our public filings with the Securities and Exchange Commission, including the sections entitled “Risk Factors” included therein.

These factors and such other risk factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and natural gas as well as changes in currency and interest rates. For aluminum hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes.

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Our commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to the Audit Committee of our Board of Directors, which has supervisory authority over all of its activities.

We are exposed to losses in the event of non-performance by the counterparties to the derivative contracts discussed below. Although non-performance by counterparties is possible, we do not currently anticipate any nonperformance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.

Metal Hedging

Aluminum ingots are internationally produced, priced and traded commodities, with the LME being the primary exchange. As part of our efforts to preserve margins, we focus on reducing working capital and offsetting future physical purchases and sales. We also enter into forward, futures and options contracts. For accounting purposes, we do not consider our aluminum derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.

The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME aluminum future or forward purchase contracts are purchased at the time the selling prices are fixed. As aluminum is purchased to fill these fixed price sales orders, LME aluminum futures or forwards contracts are then sold.

We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME aluminum futures or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME aluminum futures or forwards contracts are purchased. These derivatives generally settle within three months.

We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of March 31, 2011, we had 0.2 million and 0.2 million metric tons of aluminum buy and sell forward contracts, respectively. As of December 31, 2010, we had 0.2 million and 0.2 million metric tons of aluminum buy and sell forward contracts, respectively.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.

We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2011 and December 31, 2010, we had 6.5 trillion and 7.7 trillion, respectively, of British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at March 31, 2011 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2011:

(in millions)		Impact of
	Fair	10% adverse
Derivative	Value	price change
Metal	$26.7	$(4.1)
Natural gas	0.3	(3.1)

The following table shows the fair values of outstanding derivative contracts at December 31, 2010 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2010:

(in millions)		Impact of
	Fair	10% adverse
Derivative	Value	price change
Metal	$20.8	$(0.3)
Natural gas	0.3	(3.6)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed.

Currency Exchange Risks

The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, and the resulting accounts receivable, while depreciation of the U.S.

dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings.

Interest Rate Risks

As of March 31, 2011, approximately 99% of our outstanding debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest. We are subject to interest rate risk related to our ABL Facility to the extent borrowings are outstanding under this facility. As of March 31, 2011, we had no borrowings under the ABL Facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in the Risk Factors section of our Registration Statement on Form S-4, filed on March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	Indenture, dated as of February 9, 2011, by and among Aleris International, the guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-173180) (the “Form S-4”) and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 9, 2011, by and among Aleris International, the guarantors named therein, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC, KeyBank Capital Markets Inc., and Moelis & Company LLC, as Initial Purchasers (filed as Exhibit 4.2 to Form S-4 and incorporated herein by reference).

4.3	Form of 7 5/8% Senior Notes due 2018 (included in Exhibit 4.1).

10.1	First Amendment to Credit Agreement, dated as of January 31, 2011, by and among Aleris International, Inc. and certain of its subsidiaries, the lenders party thereto from time to time, and Bank of America, as administrative agent (filed as Exhibit 10.2 to Form S-4 and incorporated herein by reference).

10.2	Facility Agreement, dated as of March 29, 2011, between Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd., as borrower, and Bank of China Limited, Zhenjiang Jingkou Sub-branch, as lender (filed as Exhibit 10.4 to Form S-4 and incorporated herein by reference).

10.3	Letter Agreement dated April 5, 2011 between Aleris International, Inc. and Steven J. Demetriou amending Mr. Demetriou’s Employment Agreement.

10.4	Letter Agreement dated April 5, 2011 between Aleris International, Inc. and Sean M. Stack amending Mr. Stack’s Employment Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS INTERNATIONAL, INC.

Date: May 13, 2011	By:	/s/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)