Form 10-Q
period 2011-06-30
Aleris International, Inc.
filed 2011-08-08
CIK 1516386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-173180

Aleris International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1539680
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400, Beachwood, OH	44122-7392
(Address of principal executive offices)	(Zip Code)

(216) 910-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 30, 2011.

ALERIS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2011

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheet (Unaudited) as of June 30, 2011 (Successor) and December 31, 2010 (Successor)	3
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2011 (Successor), the One Month Ended June 30, 2010 (Successor), the Two Months Ended May 31, 2010 (Predecessor), the Six Months Ended June 30, 2011 (Successor), the One Month Ended June 30, 2010 (Successor) and the Five Months Ended May 31, 2010 (Predecessor)	4
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 (Successor), the One Month Ended June 30, 2010 (Successor) and the Five Months Ended May 31, 2010 (Predecessor)	5
	Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2011 (Successor)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	(Removed and Reserved)	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
Signatures		59

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aleris International, Inc.

Consolidated Balance Sheet

(Unaudited)

(in millions, except share and per share data)

	(Successor)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$187.6	$113.5
Accounts receivable (net of allowances of $9.6 and $8.7 at June 30, 2011 and December 31, 2010, respectively)	577.7	393.4
Inventories	704.5	613.6
Deferred income taxes	1.6	1.6
Current derivative financial instruments	24.7	17.4
Prepaid expenses and other current assets	28.3	23.8

Total Current Assets	1,524.4	1,163.3
Property, plant and equipment, net	551.4	510.0
Intangible assets, net	48.7	49.7
Long-term derivative financial instruments	9.4	9.3
Deferred income taxes	13.8	13.9
Other long-term assets	37.9	33.5

Total Assets	$2,185.6	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$374.0	$283.6
Accrued liabilities	224.2	165.2
Deferred income taxes	13.8	13.8
Current portion of long-term debt	7.8	5.3

Total Current Liabilities	619.8	467.9
Long-term debt	541.2	45.1
Deferred income taxes	9.6	8.7
Accrued pension benefits	193.4	184.5
Accrued postretirement benefits	47.6	48.5
Other long-term liabilities	79.9	83.2

Total Long-Term Liabilities	871.7	370.0
Redeemable preferred stock; par value $.01; 5,000 shares authorized and issued	5.4	5.2
Stockholder’s Equity
Common stock; par value $.01; 5,000 shares authorized and 100 shares issued	—	—
Additional paid-in capital	628.0	838.7
Retained earnings	—	71.2
Accumulated other comprehensive income	56.7	26.7

Total Aleris International, Inc. Equity	684.7	936.6
Noncontrolling interest	4.0	—

Total Equity	688.7	936.6

Total Liabilities and Equity	$2,185.6	$1,779.7

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statements of Operations

(Unaudited)

(in millions)

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
Revenues	$1,328.3	$357.9	$681.1
Cost of sales	1,193.7	352.4	607.0

Gross profit	134.6	5.5	74.1
Selling, general and administrative expenses	68.4	16.6	34.6
Restructuring and impairment charges	1.7	0.5	0.9
(Gains) losses on derivative financial instruments	(4.2)	9.1	36.3
Other operating (income) expense, net	(0.2)	—	0.5

Operating income (loss)	68.9	(20.7)	1.8
Interest expense, net	14.0	1.0	29.2
Reorganization items, net	(2.2)	1.9	(2,232.0)
Other (income) expense, net	(3.8)	0.2	20.1

Income (loss) before income taxes	60.9	(23.8)	2,184.5
Provision for (benefit from) income taxes	4.2	0.3	(10.0)

Net income (loss)	56.7	(24.1)	2,194.5

Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss) attributable to Aleris International, Inc.	$56.5	$(24.1)	$2,194.5

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Revenues	$2,519.6	$357.9	$1,643.0
Cost of sales	2,256.4	352.4	1,455.8

Gross profit	263.2	5.5	187.2
Selling, general and administrative expenses	130.1	16.6	84.2
Restructuring and impairment charges (gains)	1.8	0.5	(0.4)
(Gains) losses on derivative financial instruments	(4.2)	9.1	28.6
Other operating (income) expense, net	(3.9)	—	0.4

Operating income (loss)	139.4	(20.7)	74.4
Interest expense, net	22.4	1.0	73.6
Reorganization items, net	(1.6)	1.9	(2,227.3)
Other (income) expense, net	(5.3)	0.2	32.7

Income (loss) before income taxes	123.9	(23.8)	2,195.4
Provision for (benefit from) income taxes	9.9	0.3	(8.7)

Net income (loss)	114.0	(24.1)	2,204.1

Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss) attributable to Aleris International, Inc.	$113.8	$(24.1)	$2,204.1

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Operating activities
Net income (loss)	$114.0	$(24.1)	$2,204.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33.9	5.3	20.2
Provision for (benefit from) deferred income taxes	0.8	—	(11.4)
Reorganization items:
(Gains) charges	(1.6)	1.9	(2,227.3)
Payments, net of cash received	(0.1)	(6.1)	(31.2)
Restructuring and impairment charges (gains):
Charges (gains)	1.8	0.5	(0.4)
Payments	(1.8)	(0.6)	(5.5)
Stock-based compensation expense	4.5	0.6	1.3
Unrealized (gains) losses on derivative financial instruments	(8.9)	8.7	39.2
Currency exchange (gains) losses on debt	(6.3)	0.1	25.5
Amortization of debt issuance costs	3.0	0.4	27.8
Other non-cash (gains) charges, net	(6.4)	1.4	18.3
Changes in operating assets and liabilities:
Change in accounts receivable	(160.7)	3.4	(181.5)
Change in inventories	(62.0)	31.4	(138.7)
Change in other assets	(7.8)	(1.9)	(15.2)
Change in accounts payable	72.0	1.3	67.4
Change in accrued liabilities	50.2	3.0	33.4

Net cash provided (used) by operating activities	24.6	25.3	(174.0)
Investing activities
Payments for property, plant and equipment	(61.7)	(6.6)	(16.0)
Proceeds from the sale of property, plant and equipment	7.5	—	0.3
Other	(0.2)	0.2	—

Net cash used by investing activities	(54.4)	(6.4)	(15.7)
Financing activities
Proceeds from ABL Facility	—	57.0	80.0
Payments on ABL Facility	—	(106.4)	—
Proceeds from issuance of Senior Notes, net of discount of $10.0	490.0	—	—
Proceeds from China Loan Facility	5.7	—	—
Net proceeds from (payments on) other long-term debt	3.0	(0.3)	(1.3)
Proceeds from issuance of common stock, net of issuance costs of $22.5	—	—	541.1
Proceeds from issuance of Preferred Stock	—	—	5.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	—	—	43.8
Proceeds from DIP ABL Facility	—	—	895.3
Payments on DIP ABL Facility	—	—	(1,112.5)
Proceeds from DIP Term Facility	—	—	34.8
Payments on DIP Term Facility	—	—	(244.7)
Debt and equity issuance costs	(6.8)	(0.3)	(54.2)
Contributions from noncontrolling interests	4.1	—	—
Dividends paid to Aleris Corporation	(400.0)	—	—
Other	2.2	(0.3)	0.2

Net cash provided (used) by financing activities	98.2	(50.3)	187.5
Effect of exchange rate differences on cash and cash equivalents	5.7	—	(7.8)

Net increase (decrease) in cash and cash equivalents	74.1	(31.4)	(10.0)
Cash and cash equivalents at beginning of period	113.5	98.9	108.9

Cash and cash equivalents at end of period	$187.6	$67.5	$98.9

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statement of Changes in Stockholder’s Equity

(Unaudited)

(in millions)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Aleris International, Inc. equity	Noncontrolling interest	Total equity
Balance at January 1, 2011	$—	$838.7	$71.2	$26.7	$936.6	$—	$936.6
Comprehensive income:
Net income	—	—	113.8	—	113.8	0.2	114.0
Other comprehensive income:
Currency translation adjustments	—	—	—	30.0	30.0	—	30.0

Comprehensive income					143.8	0.2	144.0
Contributions from noncontrolling interests	—	—	—	—	—	4.1	4.1
Distribution to noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	4.5	—	—	4.5	—	4.5
Dividends paid to Aleris Corporation	—	(215.1)	(184.9)	—	(400.0)	—	(400.0)
Other	—	(0.1)	(0.1)	—	(0.2)	—	(0.2)

Balance at June 30, 2011	$—	$628.0	$—	$56.7	$684.7	$4.0	$688.7

The accompanying notes are an integral part of these financial statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. Subsequent events have been evaluated through August 8, 2011, which represents the date the Consolidated Financial Statements were available to be issued. The accompanying Consolidated Financial Statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our,” “Company” or similar terms). Aleris International, Inc. is a wholly-owned subsidiary of Aleris Corporation (our parent company), a holding company whose assets, liabilities and operations consist solely of those of Aleris International, Inc., except as disclosed in Note 11, “Related Party Transactions.”

On June 1, 2010 (the “Effective Date”), the entity formerly known as Aleris International, Inc. (the “Predecessor”) and most of its wholly-owned U.S. subsidiaries and Aleris Deutschland Holding GmbH, a wholly-owned German subsidiary, emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Pursuant to the First Amended Joint Plan of Reorganization as modified (the “Plan”), the Predecessor transferred all of its assets to subsidiaries of Intermediate Co., a newly formed entity that was subsequently renamed Aleris International, Inc. (the “Successor”). In exchange for the acquired assets, the Successor contributed shares of Aleris Corporation common stock and the Exchangeable Notes (defined in Note 3, “Debt”) to the Predecessor. These instruments were then distributed or sold pursuant to the Plan. The Predecessor then changed its name to “Old AII, Inc.” and was dissolved.

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

The “Reorganization items, net” in the Consolidated Statements of Operations consisted of the following items:

	(Successor)		(Predeccessor)	(Successor)		(Predeccessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Gain on settlement of liabilities subject to compromise	$—	$—	$(2,204.0)	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	(61.6)	—	—	(61.6)
Professional fees and expenses	0.3	1.3	24.9	1.2	1.3	34.3
Write-off of debt issuance costs	—	—	7.6	—	—	7.6
U.S. Trustee fees	—	—	0.3	—	—	0.6
Liquidation of Canada LP	(2.4)	—	—	(2.4)	—	(5.1)
Other	(0.1)	0.6	0.8	(0.4)	0.6	0.9

Total Reorganization items, net	$(2.2)	$1.9	$(2,232.0)	$(1.6)	$1.9	$(2,227.3)

2. INVENTORIES

The components of our “Inventories” are as follows:

	(Successor)
	June 30, 2011	December 31, 2010
Finished goods	$205.3	$183.3
Raw materials	240.0	227.2
Work in process	238.3	184.1
Supplies	20.9	19.0

Total Inventories	$704.5	$613.6

3. DEBT

Our debt is summarized as follows:

	(Successor)
	June 30, 2011	December 31, 2010
ABL Facility	$—	$—
Senior Notes, net of discount of $9.5	490.5	—
Exchangeable Notes, net of discount of $0.9	44.1	44.1
China Loan Facility, net of discount of $0.9	4.9	—
Other	9.5	6.3

Total debt	549.0	50.4
Less: Current portion of long-term debt	7.8	5.3

Long-term debt	$541.2	$45.1

ABL Facility

In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly-owned Swiss subsidiary), and $15.0 by Aleris Specification Alloy Products Canada Company (a wholly-owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivables and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of June 30, 2011, we estimate that our borrowing base would have supported borrowings up to $592.0. After giving effect to outstanding letters of credit of $38.8, we had $553.2 available for borrowing as of June 30, 2011.

Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 0.75% to 2.50%:

•

in the case of borrowings in U.S. dollars, a LIBOR rate or a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a Eurodollar rate determined by Bank of America plus 1.0%;

•	in the case of borrowings in Euros, a euro LIBOR rate determined by Bank of America; and

•	in the case of borrowings in Canadian dollars, a Canadian prime rate.

As of June 30, 2011, we had no amounts outstanding under the ABL Facility.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.50% if the average utilization is less than 33% for any applicable period, 0.375% if the average utilization is between 33% and 67% for any applicable period, and 0.25% if the average utilization is greater than 67% for any applicable period. We must also pay customary letters of credit fees and agency fees.

The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, the Company is required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than the greater of (x) $50.0 and (y) 15.0% of the lesser of the total commitments or the borrowing base under the ABL Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on June 29, 2016 unless extended pursuant to the credit agreement.

The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the Canadian Borrower located in Canada and substantially all of the current assets (other than inventory located outside the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.

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

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of June 30, 2011.

Exchangeable Notes

On the Effective Date, we issued $45.0 aggregate principal amount of 6.0% Senior Subordinated Exchangeable Notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 44.06 shares of Aleris Corporation common stock per $1,000 principal amount of Exchangeable Notes (after adjustment for the payment of the February Stockholders Dividend and the June Stockholders Dividend, each as defined below), subject to further adjustment. The Exchangeable Notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.

The Exchangeable Notes are our unsecured, senior subordinated obligations and rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.

Senior Notes

On February 9, 2011, we issued $500.0 aggregate original principal amount of Senior Notes (the “Senior Notes”) under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. Interest on the Senior Notes will be payable in cash semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes mature on February 15, 2018.

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

If we or our restricted subsidiaries engage in an asset sale (as defined in the Indenture), we generally must either invest the net cash proceeds from such sales in our business within a specified period of time, permanently reduce senior debt, permanently reduce senior subordinated debt, permanently reduce debt of a restricted subsidiary that is not a subsidiary guarantor or make an offer to purchase a principal amount of the notes equal to the net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

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

We used a portion of the net proceeds from the sale of the Senior Notes to pay a cash dividend of approximately $300.0 to Aleris Corporation on February 28, 2011 (the “February Stockholders Dividend”) and approximately $100.0 to Aleris Corporation on June 30, 2011 (the “June Stockholders Dividend”), each of which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation.

China Loan Facility

During the first quarter of 2011, we formed a joint venture with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. We are an 81% owner in the joint venture, Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (the “China Joint Venture”). On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 term loan facility, a ¥532.0 term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 (or equivalent to approximately ¥232.8). The revolving loan facility will be used for operating expenses and the term loan facility will be used to finance a portion of the construction and infrastructure and the purchase of equipment. The interest rate on the term USD facility is six month USD LIBOR plus 2.9% and three month USD LIBOR plus 2.6% for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility is ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. The term loan is subject to semiannual scheduled principal repayments beginning one year after the completion of the construction (or January 1, 2016, if earlier) and the final maturity date for all borrowings under the China Loan Facility is May 24, 2021. Our China Joint Venture is an unrestricted subsidiary under the Indenture governing the Senior Notes. The China Loan Facility contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the agreement as of June 30, 2011.

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

Our reserves for environmental remediation liabilities totaled $36.5 and $36.2 at June 30, 2011 and December 31, 2010, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities”. Of the environmental liabilities recorded at June 30, 2011 and December 31, 2010, $6.8 is indemnified by Corus Group plc.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At June 30, 2011 and December 31, 2010, our total asset retirement obligations were $13.2 and $12.9, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

5. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss):

	(Successor)
	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Total	Aleris International, Inc.	Non- controlling interest	Total	Aleris International, Inc.	Non- controlling interest
Net income	$56.7	$56.5	$0.2	$114.0	$113.8	$0.2
Changes in other comprehensive income, net of tax:
Currency translation adjustments	9.1	9.1	—	30.0	30.0	—

Changes in other comprehensive income, net of tax	9.1	9.1	—	30.0	30.0	—

Comprehensive income	$65.8	$65.6	$0.2	$144.0	$143.8	$0.2

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the one month ended June 30, 2010	For the two months ended May 31, 2010	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Net (loss) income	$(24.1)	$2,194.5	$(24.1)	$2,204.1
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustments	(0.8)	25.7	(0.8)	44.2
Pension and other postretirement liability adjustment	—	(1.8)	—	(2.3)
Amortization of actuarial net loss and prior service cost	—	0.3	—	0.5

Changes in other comprehensive (loss) income, net of tax	(0.8)	24.2	(0.8)	42.4

Comprehensive (loss) income	$(24.9)	$2,218.7	$(24.9)	$2,246.5

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2010. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and impairment charges (gains), certain other (income) expense, interest, unrealized and certain realized gains (losses) on derivative financial instruments, currency exchange gains on debt, losses on intercompany receivables and corporate general and administrative costs, including depreciation of corporate assets and reorganization items, net. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters office are not allocated to the reportable segments.

Reportable Segment Information

The following table shows our revenues and segment income (loss):

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
Revenues:
Rolled Products North America	$378.5	$106.1	$212.2
Recycling and Specification Alloys Americas	255.6	77.6	156.4
Europe	696.6	175.0	315.0
Intersegment revenues	(2.4)	(0.8)	(2.5)

Total revenues	$1,328.3	$357.9	$681.1

Segment income (loss):
Rolled Products North America	$20.1	$(2.6)	$16.0
Recycling and Specification Alloys Americas	22.1	2.7	11.0
Europe	42.8	(8.8)	23.7

Total segment income (loss)	$85.0	$(8.7)	$50.7

Unallocated amounts:
Corporate general and administrative expenses	$(15.5)	$(2.9)	$(5.1)
Restructuring and impairment charges	(1.7)	(0.5)	(0.9)
Interest expense, net	(14.0)	(1.0)	(29.2)
Unallocated gains (losses) on derivative financial instruments	3.8	(8.8)	(39.8)
Reorganization items, net	2.2	(1.9)	2,232.0
Unallocated currency translation gains (losses)	1.5	0.2	(23.4)
Other (expense) income, net	(0.4)	(0.2)	0.2

Income (loss) before income taxes	$60.9	$(23.8)	$2,184.5

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Revenues:
Rolled Products North America	$689.1	$106.1	$507.2
Recycling and Specification Alloys Americas	503.2	77.6	373.7
Europe	1,331.5	175.0	769.1
Intersegment revenues	(4.2)	(0.8)	(7.0)

Total revenues	$2,519.6	$357.9	$1,643.0

Segment income (loss):
Rolled Products North America	$34.5	$(2.6)	$38.1
Recycling and Specification Alloys Americas	36.9	2.7	26.4
Europe	89.2	(8.8)	60.2

Total segment income (loss)	$160.6	$(8.7)	$124.7

Unallocated amounts:
Corporate general and administrative expenses	$(28.0)	$(2.9)	$(12.2)
Restructuring and impairment (charges) gains	(1.8)	(0.5)	0.4
Interest expense, net	(22.4)	(1.0)	(73.6)
Unallocated gains (losses) on derivative financial instruments	8.7	(8.8)	(38.8)
Reorganization items, net	1.6	(1.9)	2,227.3
Unallocated currency translation gains (losses)	6.0	0.2	(32.0)
Other expense, net	(0.8)	(0.2)	(0.4)

Income (loss) before income taxes	$123.9	$(23.8)	$2,195.4

The following table shows our reportable segment assets as of June 30, 2011 and December 31, 2010:

	(Successor)
	June 30, 2011	December 31, 2010
Assets
Rolled Products North America	$594.1	$535.4
Recycling and Specification Alloys Americas	272.7	223.9
Europe	1,037.2	860.6
Unallocated assets	281.6	159.8

Total consolidated assets	$2,185.6	$1,779.7

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

On February 28, 2011 and June 30, 2011, the Board of Directors of Aleris Corporation paid a $9.60 and a $3.20 dividend per share to Aleris Corporation stockholders as of February 17, 2011 and June 21, 2011, respectively. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase the number of shares underlying each option outstanding as of February 17, 2011 and June 21, 2011, and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividends paid.

During the six months ended June 30, 2011, Aleris Corporation granted an additional 75,985 stock options and 13,000 restricted stock units, respectively, to certain members of senior management of the Company and other nonemployee directors.

During the three and six months ended June 30, 2011, we recorded $2.1 and $4.5 of compensation expense, respectively, associated with these options, restricted stock units and restricted shares under the push down accounting provisions of ASC 718. At June 30, 2011, there was $27.6 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.

8. INCOME TAXES

Our effective tax rate was 6.9% and 8.0% for the three and six months ended June 30, 2011; (1.3)% for the one month ended June 30, 2010; and (0.5)% and (0.4)% for the two and five months ended May 31, 2010, respectively. The effective tax rate for the three and six months ended June 30, 2011, one month ended June 30, 2010 and two and five months ended May 31, 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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

As of June 30, 2011, we have $13.7 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statement of Operations. As of June 30, 2011, we had approximately $1.0 of accrued interest related to uncertain tax positions.

The 2003 through 2010 tax years remain open to examination. We have continuing responsibility for the open tax years for the Predecessor’s non-filing foreign subsidiaries. A non-U.S. taxing jurisdiction commenced an examination in the first quarter of 2009 that is anticipated to be completed within three months of June 30, 2011. We presented an adjustment to our transfer pricing tax position that will result in a decrease in the reserve of $1.3. Another non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within six months of June 30, 2011.

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Service cost	$0.6	$0.2	$0.4	$1.3	$0.2	$0.9
Interest cost	1.9	0.7	1.3	3.7	0.7	3.3
Amortization of net loss	—	—	0.4	—	—	0.9
Expected return on plan assets	(2.0)	(0.6)	(1.2)	(4.0)	(0.6)	(3.0)

Net periodic benefit expense	$0.5	$0.3	$0.9	$1.0	$0.3	$2.1

	European pension benefits
	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Service cost	$0.6	$0.2	$0.4	$1.2	$0.2	$0.9
Interest cost	1.8	0.6	1.3	3.7	0.6	3.2
Amortization of net loss	—	—	(0.2)	—	—	(0.6)
Expected return on plan assets	—	—	—	(0.1)	—	—
Amortization of prior service cost	—	—	—	—	—	0.1

Net periodic benefit expense	$2.4	$0.8	$1.5	$4.8	$0.8	$3.6

Other Postretirement Benefit Plans

The components of net postretirement benefit expense (gains) are as follows:

	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31,2010	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31,2010
Service cost	$—	$—	$—	$0.1	$—	$0.1
Interest cost	0.7	0.2	0.5	1.3	0.2	1.2
Amortization of prior service cost	—	—	—	—	—	(0.1)
Amortization of net loss	—	—	0.1	—	—	0.2
Plan amendments	—	—	—	—	—	(2.1)

Net postretirement benefit expense (gains)	$0.7	$0.2	$0.6	$1.4	$0.2	$(0.7)

10. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all the positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At June 30, 2011 and December 31, 2010, we had posted cash collateral totaling approximately $3.0 and $3.6, respectively, which was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance

Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

	(Successor)
	Fair Value of Derivatives as of
	June 30, 2011		December 31, 2010
Derivatives by type	Asset	Liability	Asset	Liability

Metal	$48.0	$(16.3)	$44.1	$(23.3)
Natural gas	0.1	(1.0)	0.9	(0.6)
Currency	2.3	—	—	—

Total	50.4	(17.3)	45.0	(23.9)
Effect of counterparty netting	(16.3)	16.3	(18.3)	18.3

Net derivatives as classified in the balance sheet	$34.1	$(1.0)	$26.7	$(5.6)

The fair value of our derivative financial instruments at June 30, 2011 and December 31, 2010 was recorded on the Consolidated Balance Sheet as follows:

		(Successor)
Asset Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Metal	Current derivative financial instruments	$24.0	$17.2
	Long-term derivative financial instruments	8.7	9.4
Natural gas	Current derivative financial instruments	(0.7)	0.2
	Long-term derivative financial instruments	(0.2)	(0.1)
Currency	Current derivative financial instruments	1.4	—
	Long-term derivative financial instruments	0.9	—

Total		$34.1	$26.7

		(Successor)
Liability Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Metal	Accrued liabilities	$1.0	$5.8
Natural gas	Accrued liabilities	—	(0.2)

Total		$1.0	$5.6

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

We endeavor to utilize the best available information in measuring fair value. To estimate fair value, we apply an industry standard valuation model, which is based on the market approach. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011 and the level in the fair value hierarchy:

	Fair value measurements at June 30, 2011 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$50.4	$—	$50.4	$—
Derivative liabilities	(17.3)	—	(17.3)	—

Net derivative assets	$33.1	$—	$33.1	$—

Both realized and unrealized gains and losses on those derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the Consolidated Statements of Operations. Realized (gains) and losses on derivative financial instruments totaled the following:

	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
Natural gas	$—	$(0.2)	$0.5	$0.8	$(0.2)	$1.2
Metal	(0.3)	0.6	(3.7)	3.9	0.6	(11.8)

Metal Hedging

The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME aluminum future or forward purchase contracts are purchased at the time the selling prices are fixed. We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of June 30, 2011 and December 31, 2010, we had 0.2 and 0.2 metric tons of aluminum buy and sell forward contracts, respectively.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2011 and December 31, 2010, we had 5.2 trillion and 7.7 trillion British thermal unit forward buy contracts, respectively.

Currency Exchange Hedging

The construction of an aluminum rolling mill in China has increased our joint venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the joint venture’s source of funding is the U.S. dollar and Renminbi denominated China Loan Facility. The joint venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the dollar strengthens. As with all of our other derivative financial instruments, these option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated statements of operations. These contracts cover periods consistent with known or expected exposures through 2011 and 2012. As of June 30, 2011, we had euro call option contracts covering a notional amount of $59.9.

Credit Risk

We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers.

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	(Successor)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$187.6	$187.6	$113.5	$113.5
ABL Facility	—	—	—	—
Exchangeable Notes	44.1	110.4	44.1	75.2
Senior Notes	490.5	498.8	—	—
China Loan Facility	4.9	5.8	—	—

The fair value of our Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of Aleris Corporation common stock, a risk-free interest rate of 3.0% and expected equity volatility of 50%. Expected equity volatility was determined based on historical stock prices of our peer companies. The fair value of our Senior Notes was estimated using market quotations. The fair value of our accounts receivable, accounts payable and accrued liabilities approximate carrying value. The fair value of our ABL Facility and China Loan Facility approximate the aggregate principal balance outstanding.

11. RELATED PARTY TRANSACTIONS

As discussed in Note 7, “Stock-Based Compensation,” we recorded $2.1 and $4.5 of compensation expense for the three and six months ended June 30, 2011, respectively, associated with the 2010 Equity Plan, the beneficiaries of which are members of our senior management and our nonemployee directors.

During the six months ended June 30, 2011, certain members of our senior management received 3,842 shares of Aleris Corporation common stock valued at $0.2, which has been recorded as a payable to Aleris Corporation as of June 30, 2011.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantors”) are guarantors of the indebtedness under our Senior Notes. Each of the Guarantors has fully and unconditionally guaranteed, on a joint and several basis, to pay principal and interest related to the Senior Notes and each of the Guarantors are directly or indirectly wholly-owned subsidiaries of the Company. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantors”). The condensed consolidating balance sheet is presented as of June 30, 2011 (Successor) and December 31, 2010 (Successor). The condensed consolidating statements of operations are presented for the three and six months ended June 30, 2011 (Successor), the one month ended June 30, 2010 (Successor) and the two and five months ended May 31, 2010 (Predecessor). The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2011 (Successor), the one month ended June 30, 2010 (Successor) and the five months ended May 31, 2010 (Predecessor).

	As of June 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$66.5	$—	$121.1	$—	$187.6
Accounts receivable, net	1.3	216.4	360.0	—	577.7
Inventories	—	274.2	430.3	—	704.5
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	24.7	—	24.7
Prepaid expenses and other current assets	0.5	12.6	15.2	—	28.3

Total Current Assets	68.3	503.2	952.9	—	1,524.4
Property, plant and equipment, net	—	269.4	282.0	—	551.4
Intangible assets, net	—	32.8	15.9	—	48.7
Long-term derivative financial instruments	—	—	9.4	—	9.4
Deferred income taxes	—	—	13.8	—	13.8
Other long-term assets	16.1	3.6	18.2	—	37.9
Investments in subsidiaries/ intercompany receivables (payables), net	1,145.3	277.5	(76.1)	(1,346.7)	—

Total Assets	$1,229.7	$1,086.5	$1,216.1	$(1,346.7)	$2,185.6

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3.5	$121.1	$249.4	$—	$374.0
Accrued liabilities	—	85.2	139.0	—	224.2
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	7.8	—	7.8

Total Current Liabilities	3.5	206.3	410.0	—	619.8
Long-term debt	534.6	—	6.6	—	541.2
Deferred income taxes	0.4	0.2	9.0	—	9.6
Accrued pension benefits	—	49.7	143.7	—	193.4
Accrued postretirement benefits	—	47.6	—	—	47.6
Other long-term liabilities	1.1	30.7	48.1	—	79.9

Total Long-Term Liabilities	536.1	128.2	207.4	—	871.7
Redeemable preferred stock	5.4	—	—	—	5.4
Aleris International, Inc. equity	684.7	752.0	594.7	(1,346.7)	684.7
Noncontrolling interest	—	—	4.0	—	4.0

Total Liabilities and Equity	$1,229.7	$1,086.5	$1,216.1	$(1,346.7)	$2,185.6

	As of December 31, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$37.9	$—	$75.6	$—	$113.5
Accounts receivable, net	1.3	140.7	251.4	—	393.4
Inventories	—	249.6	364.0	—	613.6
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	17.4	—	17.4
Prepaid expenses and other current assets	0.4	8.3	15.1	—	23.8

Total Current Assets	39.6	398.6	725.1	—	1,163.3
Property, plant and equipment, net	—	273.1	236.9	—	510.0
Intangible assets, net	—	33.8	15.9	—	49.7
Long-term derivative financial instruments	—	—	9.3	—	9.3
Deferred income taxes	—	—	13.9	—	13.9
Other long-term assets	10.6	4.3	18.6	—	33.5
Investments in subsidiaries/ intercompany receivables (payables), net	947.3	269.0	(64.1)	(1,152.2)	—

Total Assets	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3.2	$88.9	$191.5	$—	$283.6
Accrued liabilities	6.9	48.5	109.8	—	165.2
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	5.3	—	5.3

Total Current Liabilities	10.1	137.4	320.4	—	467.9
Long-term debt	44.1	—	1.0	—	45.1
Deferred income taxes	0.3	0.2	8.2	—	8.7
Accrued pension benefits	—	52.9	131.6	—	184.5
Accrued postretirement benefits	—	48.5	—	—	48.5
Other long-term liabilities	1.2	30.3	51.7	—	83.2

Total Long-Term Liabilities	45.6	131.9	192.5	—	370.0
Redeemable preferred stock	5.2	—	—	—	5.2
Aleris International, Inc. equity	936.6	709.5	442.7	(1,152.2)	936.6

Total Liabilities and Equity	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

	For the three months ended June 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$579.5	$752.1	$(3.3)	$1,328.3
Cost of sales	—	526.5	670.5	(3.3)	1,193.7

Gross profit	—	53.0	81.6	—	134.6
Selling, general and administrative expenses	—	27.0	41.4	—	68.4
Restructuring and other charges	—	0.2	1.5	—	1.7
Gains on derivative financial instruments	—	(3.5)	(0.7)	—	(4.2)
Other operating expense (income), net	—	0.4	(0.6)	—	(0.2)

Operating income	—	28.9	40.0	—	68.9
Interest expense, net	—	11.5	2.5	—	14.0
Reorganization items, net	—	(2.2)	—	—	(2.2)
Other income, net	—	(3.0)	(0.8)	—	(3.8)
Equity in net earnings of affiliates	(56.9)	(2.7)	—	59.6	—

Income before income taxes	56.9	25.3	38.3	(59.6)	60.9
Provision for income taxes	0.2	—	4.0	—	4.2

Net income	56.7	25.3	34.3	(59.6)	56.7

Net income attributable to noncontrolling interest	—	—	0.2	—	0.2

Net income attributable to Aleris International, Inc.	$56.7	$25.3	$34.1	$(59.6)	$56.5

	For the six months ended June 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$1,086.1	$1,439.6	$(6.1)	$2,519.6
Cost of sales	—	987.1	1,275.4	(6.1)	2,256.4

Gross profit	—	99.0	164.2	—	263.2
Selling, general and administrative expenses	0.1	52.5	77.5	—	130.1
Restructuring and other charges	—	0.3	1.5	—	1.8
Losses (gains) on derivative financial instruments	—	1.4	(5.6)	—	(4.2)
Other operating expense (income), net	—	0.8	(4.7)		(3.9)

Operating (loss) income	(0.1)	44.0	95.5	—	139.4
Interest expense, net	—	18.5	3.9	—	22.4
Reorganization items, net	(0.2)	(1.4)	—	—	(1.6)
Other income, net	—	(3.7)	(1.6)	—	(5.3)
Equity in net earnings of affiliates	(114.5)	(3.7)	—	118.2	—

Income before income taxes	114.6	34.3	93.2	(118.2)	123.9
Provision for income taxes	0.6	—	9.3	—	9.9

Net income	114.0	34.3	83.9	(118.2)	114.0

Net income attributable to noncontrolling interest	—	—	0.2	—	0.2

Net income attributable to Aleris International, Inc.	$114.0	$34.3	$83.7	$(118.2)	$113.8

	For the one month ended June 30, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$162.0	$196.4	$(0.5)	$357.9
Cost of sales	—	158.9	194.0	(0.5)	352.4

Gross profit	—	3.1	2.4	—	5.5
Selling, general and administrative expenses	—	6.8	9.8	—	16.6
Restructuring and other charges	—	—	0.5	—	0.5
Losses on derivative financial instruments	—	1.7	7.4	—	9.1

Operating loss	—	(5.4)	(15.3)	—	(20.7)
Interest expense, net	—	0.6	0.4	—	1.0
Reorganization items, net	1.1	0.7	0.1	—	1.9
Other expense, net	—	—	0.2	—	0.2
Equity in net loss (earnings) of affiliates	23.0	(2.3)	—	(20.7)	—

Loss before income taxes	(24.1)	(4.4)	(16.0)	20.7	(23.8)
Provision for income taxes	—	—	0.3	—	0.3

Net loss	$(24.1)	$(4.4)	$(16.3)	$20.7	$(24.1)

	For the two months ended May 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$318.9	$363.3	$(1.1)	$681.1
Cost of sales	—	284.8	323.3	(1.1)	607.0

Gross profit	—	34.1	40.0	—	74.1
Selling, general and administrative expenses	—	13.9	20.7	—	34.6
Restructuring and other charges (gains)	—	1.2	(0.3)	—	0.9
Losses on derivative financial instruments	—	7.6	28.7	—	36.3
Other operating expense, net	—	0.5	—	—	0.5

Operating income (loss)	—	10.9	(9.1)	—	1.8
Interest expense, net	—	21.9	7.3	—	29.2
Reorganization items, net	772.7	(1,471.7)	(1,533.0)	—	(2,232.0)
Other (income) expense, net	(19.2)	(1.7)	41.0	—	20.1
Equity in net (earnings) loss of affiliates	(2,946.6)	39.9	—	2,906.7	—

Income before income taxes	2,193.1	1,422.5	1,475.6	(2,906.7)	2,184.5
(Benefit from) provision for income taxes	(1.4)	(11.7)	3.1	—	(10.0)

Net income	$2,194.5	$1,434.2	$1,472.5	$(2,906.7)	$2,194.5

	For the five months ended May 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$766.3	$879.9	$(3.2)	$1,643.0
Cost of sales	—	686.8	772.2	(3.2)	1,455.8

Gross profit	—	79.5	107.7	—	187.2
Selling, general and administrative expenses	—	32.1	52.1	—	84.2
Restructuring and other (gains) charges	—	(0.6)	0.2	—	(0.4)
Losses on derivative financial instruments	—	8.7	19.9	—	28.6
Other operating expense, net	—	0.4	—	—	0.4

Operating income	—	38.9	35.5	—	74.4
Interest expense, net	—	53.7	19.9	—	73.6
Reorganization items, net	777.5	(1,471.4)	(1,533.4)	—	(2,227.3)
Other (income) expense, net	(32.0)	(1.7)	66.4	—	32.7
Equity in net (earnings) loss of affiliates	(2,948.4)	38.0	—	2,910.4	—

Income before income taxes	2,202.9	1,420.3	1,482.6	(2,910.4)	2,195.4
(Benefit from) provision for income taxes	(1.2)	(11.7)	4.2	—	(8.7)

Net income	$2,204.1	$1,432.0	$1,478.4	$(2,910.4)	$2,204.1

	For the six months ended June 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(4.8)	$27.1	$2.3	$—	$24.6

Investing activities
Payments for property, plant and equipment	—	(27.1)	(34.6)	—	(61.7)
Proceeds from the sale of property, plant and equipment	—	—	7.5	—	7.5
Net invesment in subsidiaries	(50.0)	—	50.0	—	—
Other	—	—	(0.2)	—	(0.2)

Net cash (used) provided by investing activities	(50.0)	(27.1)	22.7	—	(54.4)

Financing activities
Proceeds from issuance of Senior Notes, net of discount of $10.0	490.0	—	—	—	490.0
Proceeds from China Loan Facility	—	—	5.7	—	5.7
Net proceeds from other long-term debt	—	—	3.0	—	3.0
Debt and equity issuance costs	(6.6)	—	(0.2)	—	(6.8)
Contributions from noncontrolling interests	—	—	4.1	—	4.1
Dividends paid to Aleris Corporation	(400.0)	—	—	—	(400.0)
Other	—	—	2.2	—	2.2

Net cash provided by financing activities	83.4	—	14.8	—	98.2

Effect of exchange rate differences on cash and cash equivalents	—	—	5.7	—	5.7

Net increase in cash and cash equivalents	28.6	—	45.5	—	74.1
Cash and cash equivalents at beginning of period	37.9	—	75.6	—	113.5

Cash and cash equivalents at end of period	$66.5	$—	$121.1	$—	$187.6

	For the five months ended May 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(360.1)	$35.9	$150.2	$—	$(174.0)

Investing activities
Payments for property, plant and equipment	—	(11.6)	(4.4)	—	(16.0)
Proceeds from the sale of property, plant and equipment	—	0.2	0.1	—	0.3

Net cash used by investing activities	—	(11.4)	(4.3)	—	(15.7)

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $22.5	541.1	—	—	—	541.1
Proceeds from issuance of Preferred Stock	5.0	—	—	—	5.0
Proceeds from ABL Facility	80.0	—	—	—	80.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	43.8	—	—	—	43.8
Proceeds from DIP Facilities	854.2	—	75.9	—	930.1
Payments on DIP Facilities	(1,131.8)	—	(225.4)	—	(1,357.2)
Net payments on other long-term debt	(0.3)	—	(1.0)	—	(1.3)
Debt issuance costs	(47.7)	—	(6.5)	—	(54.2)
Other	0.2	—	—	—	0.2

Net cash provided (used) by financing activities	344.5	—	(157.0)	—	187.5

Effect of exchange rate differences on cash and cash equivalents	—	—	(7.8)	—	(7.8)

Net (decrease) increase in cash and cash equivalents	(15.6)	24.5	(18.9)	—	(10.0)
Cash and cash equivalents at beginning of period	15.6	0.1	93.2	—	108.9

Cash and cash equivalents at end of period	$—	$24.6	$74.3	$—	$98.9

	For the one month ended June 30, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$80.3	$(21.6)	$(33.4)		$25.3

Investing activities
Payments for property, plant and equipment	—	(3.0)	(3.6)		(6.6)
Other	—	—	0.2		0.2

Net cash used by investing activities	—	(3.0)	(3.4)	—	(6.4)

Financing activities
Proceeds from ABL Facility	20.3	—	36.7		57.0
Payments on ABL Facility	(100.3)	—	(6.1)		(106.4)
Net payments on other long-term debt	—	—	(0.3)		(0.3)
Debt issuance costs	(0.3)	—	—		(0.3)
Other	—	—	(0.3)		(0.3)

Net cash (used) provided by financing activities	(80.3)	—	30.0	—	(50.3)

Effect of exchange rate differences on cash and cash equivalents	—	—	—		—

Net decrease in cash and cash equivalents	—	(24.6)	(6.8)	—	(31.4)
Cash and cash equivalents at beginning of period	—	24.6	74.3		98.9

Cash and cash equivalents at end of period	$—	$—	$67.5	$—	$67.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. This discussion should be read in conjunction with our unaudited financial statements and notes. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly under the caption “Forward Looking Statements.”

Overview

Our Business

We are a leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 41 production facilities worldwide, with 14 production facilities that provide rolled and extruded aluminum products and 27 recycling production plants. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well-positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries.

Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Primary aluminum prices are established on the London Metal Exchange (“LME”). Average LME aluminum prices per ton during the three months ended June 30, 2011 and 2010 were $2,600.0 and $2,092.0, respectively, an increase of 24%. Average LME aluminum prices per ton during the six months ended June 30, 2011 and 2010 were $2,550.0 and $2,129.0, respectively, an increase of 20%.

For a majority of our businesses, LME aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 70% of our costs of sales for the three and six months ended June 30, 2011. Aluminum prices, plus a conversion charge for alloying and processing metal, comprise the invoice prices we charge our customers. As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, the impact of these price changes on our profitability is limited.

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

Our Segments

We operate primarily through three reportable business segments: (i) Rolled Products North America (“RPNA”), (ii) Recycling and Specification Alloys Americas (“RSAA”), and (iii) Europe. In addition to analyzing our consolidated operating performance based upon revenues, net income attributable to Aleris International, Inc. and net income attributable to Aleris International, Inc. before interest, taxes, depreciation and amortization and income from discontinued operations (“EBITDA”), we measure the performance of our operating segments utilizing segment income and segment Adjusted EBITDA. Segment income includes gross profits as well as segment specific realized gains and losses on derivative financial instruments, other expense (income) and selling, general and administrative expense, and for our RPNA and RSAA segments, an allocation of the selling, general and administrative expense associated with our North American regional overhead. Segment income excludes provisions for income taxes, restructuring and impairment charges (gains), other operating (income) expense, interest, unrealized and certain realized gains (losses) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets, currency exchange gains (losses) on debt, losses on intercompany receivables and reorganization items, net. Segment Adjusted EBITDA eliminates from segment income the impact of depreciation and amortization, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, metal price lag, inventory impairment charges and certain other gains and losses. Segment Adjusted EBITDA is not a generally accepted accounting principle in the United States (“U.S. GAAP”) financial measure and has limitations as an analytical tool. Segment Adjusted EBITDA should not be considered in addition to, or in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with U.S. GAAP. Our management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-U.S. GAAP financial measures, see “EBITDA and Adjusted EBITDA.” Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters office are not allocated to the reportable segments.

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

For the three and six months ended June 30, 2011, the RPNA segment generated $378.5 million and $689.1 million of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three	For the one	For the two	For the six	For the one	For the five
	months ended	month ended	month ended	months ended	month ended	month ended
	June 30, 2011	June 30, 2010	May 31, 2010	June 30, 2011	June 30, 2010	May 31, 2010
	(in millions)
Rolled Products North America
Segment income (loss)	$20.1	$(2.6)	$16.0	$34.5	$(2.6)	$38.1
Impact of recording assets at fair value through fresh-start and purchase accounting	—	1.9	—	—	1.9	—
Depreciation and amortization	9.8	3.0	3.8	19.6	3.0	9.6
Other	0.2	(0.1)	0.6	0.5	(0.1)	0.6
Unfavorable (favorable) metal price lag	0.1	5.0	(0.3)	(1.3)	5.0	(5.8)

Segment Adjusted EBITDA	$30.2	$7.2	$20.1	$53.3	$7.2	$42.5

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

For the three and six months ended June 30, 2011, the RSAA segment generated $255.6 million and $503.2 million of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three	For the one	For the two	For the six	For the one	For the five
	months ended	month ended	month ended	months ended	month ended	month ended
	June 30, 2011	June 30, 2010	May 31, 2010	June 30, 2011	June 30, 2010	May 31, 2010
	(in millions)
Recycling and Specification Alloys Americas
Segment income	$22.1	$2.7	$11.0	$36.9	$2.7	$26.4
Impact of recording assets at fair value through fresh-start and purchase accounting	—	1.7	—	—	1.7	—
Depreciation and amortization	1.7	0.8	1.0	3.4	0.8	2.9
Other	(0.6)	—	—	(0.5)	—	(0.2)

Segment Adjusted EBITDA	$23.2	$5.2	$12.0	$39.8	$5.2	$29.1

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

For the three and six months ended June 30, 2011, the Europe segment generated $696.6 million and $1.3 billion of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)		(Predecessor)	(Successor)		(Predecessor)
	For the three	For the one	For the two	For the six	For the one	For the five
	months ended	month ended	month ended	months ended	month ended	month ended
	June 30, 2011	June 30, 2010	May 31, 2010	June 30, 2011	June 30, 2010	May 31, 2010
	(in millions)
Europe
Segment income (loss)	$42.8	$(8.8)	$23.7	$89.2	$(8.8)	$60.2
Impact of recording assets at fair value through fresh-start and purchase accounting	0.8	21.8	0.6	1.3	21.8	1.6
Depreciation and amortization	4.7	1.2	2.7	9.0	1.2	6.8
Other	(0.5)	0.1	(0.1)	(5.2)	0.1	(0.1)
Unfavorable (favorable) metal price lag	3.2	2.2	(8.8)	3.7	2.2	(28.8)

Segment Adjusted EBITDA	$51.0	$16.5	$18.1	$98.0	$16.5	$39.7

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

Critical Measures of Our Financial Performance

The financial performance of our rolled and extruded products operations and recycling and specification alloy operations are the result of several factors, the most critical of which are as follows:

•	volumes;

•	contribution margins; and

•	cash conversion costs.

The profitability of our businesses is determined, in part, by the volume of pounds invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenues and associated margins. In addition to volumes, profitability is dependent upon the difference between the per pound selling price and per pound material cost (including coating and freight costs). We refer to this difference as “contribution margin.” Contribution margins are impacted by several factors, including rolling margins or conversion fees negotiated with our customers, metal price lag, scrap spreads and freight costs. The majority of our rolled and extruded products are priced using a conversion fee-based model, where we charge customers the prevailing market price for the aluminum content of their order plus a fee to convert the aluminum, called the “rolling margin.” The remaining products are sold under short term contracts or under long term contracts using fixed prices for the aluminum content.

Although our conversion fee-based pricing model is designed to reduce the impact of changing primary aluminum prices, we remain susceptible to the impact of these changes on our operating results. This exposure exists because we value our inventories under the first-in, first-out method, which leads to the purchase price of inventory typically impacting our cost of sales in periods subsequent to when the related sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of declining primary aluminum prices. We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of the impact of our hedging activities, as “metal price lag.” The impact of metal price lag is not significant in our recycling and specification alloy operations as we are able to match physical purchases with physical sales, maintain low levels of inventories and conduct a substantial amount of our business on a toll basis, as discussed below.

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

In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. Cash collateral posted against our derivative financial instruments totaled $3.0 million and $3.6 million at June 30, 2011 and December 31, 2010, respectively.

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

As a result of fresh-start accounting, when we emerged from bankruptcy, we adjusted our inventories to fair value. As noted below, this had the effect of reducing the cost of sales in our RPNA segment and increasing the cost of sales in our Europe and RSAA segments in June 2010. In addition, as noted below, segment income excludes the emergence date fair value of derivative financial instruments that settled during the period.

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

Issuance of $500.0 million 7 5/8% Senior Notes due 2018

On February 9, 2011, we issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. The notes are unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that is a domestic subsidiary and that guarantees our obligations under our asset backed multi-currency revolving credit facility (the “ABL Facility”). Interest on the outstanding notes will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2011. The outstanding notes mature on February 15, 2018. We used a portion of the net proceeds from the sale of the outstanding notes to pay cash dividends of approximately $300.0 million and $100.0 million to Aleris Corporation on February 28, 2011 and June 30, 2011, respectively, which were then paid as a dividend, pro rata, to Aleris Corporation’s stockholders (the “February Stockholder Dividend”). The remaining net proceeds will be used for general corporate purposes, including to finance the construction of an aluminum rolling mill in China.

June Stockholder Dividend

On June 15, 2011, our Board of Directors declared a cash dividend of approximately $100.0 million to Aleris Corporation, which was paid as a dividend on June 30, 2011, pro rata, to Aleris Corporation’s stockholders out of cash on hand (the “June Stockholder Dividend”).

ABL Facility

On June 30, 2011, we amended and restated our ABL Facility to, among other things, increase the amount of available borrowings under the ABL Facility from $500.0 million to $600.0 million. See “Liquidity and Capital Resources – ABL Facility.”

Results of Operations

Three Months Ended June 30, 2011 Compared to the One Month Ended June 30, 2010 and the Two Months Ended May 31, 2010

Review of Consolidated Results

Revenues for the three months ended June 30, 2011 were approximately $1.3 billion compared to $357.9 million and $681.1 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The 28% increase in revenues reflects a 5% increase in volume, including the impact of the sale of our Brazilian recycling facility in December 2010, as well as a 14% increase in average selling prices driven by higher aluminum prices and improved product mix and rolling margins. Volumes in our European, RSAA and RPNA segment increased 10%, 2% (excluding the impact of the sale of our Brazilian recycling operations, RSAA volumes increased 14%) and 3%, respectively, as strong demand from the automotive, transportation and aerospace industries more than offset weaker demand from the North American building and construction industry.

Gross profit for the three months ended June 30, 2011 was $134.6 million compared to $5.5 million for the one month ended June 30, 2010 and $74.1 million for the two months ended May 31, 2010. Second quarter 2011 results benefited from improved volumes and mix, which increased gross profit by approximately $17.0 million, while pricing and scrap spreads added an estimated $23.0 million. Pricing and scrap spreads improved as a result of price increases implemented by many of our businesses and wider scrap spreads and increased use of scrap by our rolled products operations. In addition, gross profits were reduced by $29.0 million in June 2010 resulting from the adjustment of inventories to fair value upon emergence. Negatively impacting gross profit in the second quarter of 2011 was an estimated $6.0 million reduction in metal price lag period to period, excluding an increase of $0.8 million of realized gains on aluminum derivative financial instruments, and a $3.9 million increase in depreciation expense, primarily associated with the increase in fixed asset values upon emergence from bankruptcy. Inflation in energy and other input and personnel costs as well as higher spending for outside processing costs were more than offset by the impact of our pricing initiatives and $10.0 million of productivity savings generated by our AOS initiatives.

Selling, general and administrative (“SG&A”) expenses were $68.4 million in the three months ended June 30, 2011 as compared to $16.6 million and $34.6 million in the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $17.2 million increase was primarily due to an increase in start-up costs associated with our joint venture in China, personnel costs, stock-based compensation expense, professional fees and research and development expense. As a percentage of revenues, consolidated SG&A expense stayed consistent at approximately 5.0% for the three months ended June 30, 2011.

During the three months ended June 30, 2011, the one month ended June 30, 2010 and the two months ended May 31, 2010, we recorded realized (gains) losses on derivative financial instruments of $(0.3) million, $0.4 million and $(3.2) million, respectively, and unrealized (gains) losses of $(3.9) million, $8.7 million and $39.5 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. The losses experienced in 2010 resulted primarily from a 16% decrease in the LME aluminum price from March 31, 2010 to June 30, 2010.

Second quarter 2011 results also reflect a $16.2 million decrease in interest expense resulting from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy. Significantly impacting our operating results for the two months ended May 31, 2010 were gains from our reorganization, which totaled $2.2 billion and included the settlement or cancellation of our prepetition debts. Other (income) expense increased $24.1 million in the second quarter of 2011, primarily due to currency exchange losses recorded in 2010 related to our debtor-in-possession financing obligations, a portion of which were denominated in nonfunctional currencies in both the U.S. and Europe.

The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2011, the one month ended June 30, 2010 and the two months ended May 31, 2010:

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Revenues	$1,328.3	$357.9	$681.1
Cost of sales	1,193.7	352.4	607.0

Gross profit	134.6	5.5	74.1
Gross profit as a percentage of revenues	10.1%	1.5%	10.9%
Selling, general and administrative expenses	68.4	16.6	34.6
Restructuring and impairment charges	1.7	0.5	0.9
(Gains) losses on derivative financial instruments	(4.2)	9.1	36.3
Other operating (income) expense, net	(0.2)	—	0.5

Operating income (loss)	68.9	(20.7)	1.8
Interest expense, net	14.0	1.0	29.2
Reorganization items, net	(2.2)	1.9	(2,232.0)
Other (income) expense, net	(3.8)	0.2	20.1

Income (loss) before income taxes	60.9	(23.8)	2,184.5
Provision for (benefit from) income taxes	4.2	0.3	(10.0)

Net income (loss)	56.7	(24.1)	2,194.5

Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss) attributable to Aleris International, Inc.	$56.5	$(24.1)	$2,194.5

Total segment income (loss)	$85.0	$(8.7)	$50.7
Corporate general and administrative expenses	(15.5)	(2.9)	(5.1)
Restructuring and impairment charges	(1.7)	(0.5)	(0.9)
Interest expense, net	(14.0)	(1.0)	(29.2)
Unallocated gains (losses) on derivative financial instruments	3.8	(8.8)	(39.8)
Reorganization items, net	2.2	(1.9)	2,232.0
Unallocated currency translation gains (losses) on debt	1.5	0.2	(23.4)
Other expense, net	(0.4)	(0.2)	0.2

Income (loss) before income taxes	$60.9	$(23.8)	$2,184.5

Revenues and Pounds Invoiced

The following tables show revenues and pounds invoiced by segment:

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Revenues:
Rolled Products North America	$378.5	$106.1	$212.2
Recycling and Specification Alloys Americas	255.6	77.6	156.4
Europe	696.6	175.0	315.0
Intersegment revenues	(2.4)	(0.8)	(2.5)

Consolidated revenues	$1,328.3	$357.9	$681.1

Pounds invoiced:
Rolled Products North America	224.1	73.8	142.9
Recycling and Specification Alloys Americas	504.2	167.5	329.2
Europe	465.2	150.9	273.1

Total pounds invoiced	1,193.5	392.2	745.2

The following table presents the estimated impact of key factors that resulted in the 28% increase in our consolidated revenues from 2010:

	RPNA	RSAA	Europe	Consolidated
Price	15%	15%	14%	14%
Volume/mix	4	7	12	9
Currency	—	—	16	8
Sale of Brazil facility	—	(13)	—	(3)

Total percentage increase	19%	9%	42%	28%

Rolled Products North America Revenues

RPNA revenues for the three months ended June 30, 2011 were $378.5 million compared to $106.1 million and $212.2 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $60.2 million increase was primarily due to the following:

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $40.0 million of the increase in revenues;

•	higher rolling margins resulting primarily from a series of price increases implemented during 2010, which increased revenues by approximately $7.0 million; and

•

a 3% increase in shipment levels, which resulted in an increase in revenues of approximately $13.0 million. The increase in volume was driven by higher demand from, and increased market share in, the transportation industry more than offset continued sluggish demand from the building and construction industry.

Recycling and Specification Alloys Americas Revenues

RSAA revenues for the three months ended June 30, 2011 were $255.6 million compared to $77.6 million and $156.4 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $21.6 million increase was primarily due to the following:

•	higher selling prices for our products resulting from higher aluminum prices, which increased revenues by approximately $35.0 million; and

•

a 14% increase in North America invoiced pounds, which increased revenues by approximately $16.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry.

These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by approximately $29.0 million.

Europe Revenues

Revenues from our Europe segment for the three months ended June 30, 2011 were $696.6 million compared to $175.0 million and $315.0 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $206.6 million increase was primarily due to the following:

•

a 10% increase in shipment levels and a favorable mix of products sold, which increased revenues by approximately $60.0 million. The increase in shipments was a result of higher demand from the aerospace, automotive and most other industries served by this segment when compared to the second quarter of the prior year;

•	a weaker U.S. dollar, which increased revenues by approximately $80.0 million; and

•	an increase in rolling margins resulting from a series of price increases and higher aluminum prices. These factors increased revenues by approximately $67.0 million.

Segment Income (Loss) and Gross Profit

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Segment income (loss):
Rolled Products North America	$20.1	$(2.6)	$16.0
Recycling and Specification Alloys Americas	22.1	2.7	11.0
Europe	42.8	(8.8)	23.7

Total segment income (loss)	85.0	(8.7)	50.7
Items not included in gross profit:
Segment selling, general and administrative expense	52.9	13.7	29.5
Realized (gains) losses on derivative financial instruments	(0.4)	0.1	(3.4)
Other operating (income) expense, net	(0.3)	—	0.5
Other (income) expense, net	(2.6)	0.4	(3.2)

Gross profit	$134.6	$5.5	$74.1

Rolled Products North America Segment Income

RPNA segment income for the three months ended June 30, 2011 was $20.1 million compared to a loss of $2.6 million and income of $16.0 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $6.7 million increase was primarily due to the following:

•

contribution margins benefited from improved rolling margins resulting primarily from a series of successful pricing initiatives in the preceding quarters, which increased segment income by approximately $7.0 million. In addition, improved material costs increased segment income by approximately $4.0 million, primarily resulting from improved flow of scrap aluminum and increased benefits from scrap spreads;

•

contribution margins were also positively impacted by metal price lag, which decreased segment income by an estimated $4.7 million in the second quarter of 2010 compared to an estimated $0.2 million in the second quarter of 2011;

•	higher shipment volumes, which increased segment income by approximately $4.0 million; and

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $3.3 million of costs of sales in 2010 associated with the write-up of inventory to fair value upon emergence.

These increases were partially offset by:

•	higher depreciation expense associated with the increase in fixed asset values upon emergence from bankruptcy, which reduced segment income by $2.9 million;

•

the exclusion of $1.5 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the month ended June 30, 2010; and

•

a 10% increase in cash conversion costs per pound as compared to the prior year period. These cost increases, which more than offset productivity related savings, resulted from higher outside processing costs associated with our current mix, less than optimal rates of production at our Richmond, Virginia rolling mill as well as higher natural gas costs.

Recycling and Specification Alloys Segment Income

RSAA segment income for the three months ended June 30, 2011 was $22.1 million compared to $2.7 million and $11.0 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $8.4 million increase was primarily due to the following:

•	higher volumes, which increased segment income by approximately $3.0 million;

•	higher LME prices, which increased the selling prices of certain recycled products but which were offset by tighter metal spreads, keeping contribution margins consistent with the prior year period;

•	productivity gains, which offset increased costs as a result of inflation;

•	$4.2 million of gains associated with the recovery of previously written off accounts receivable and insurance proceeds; and

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $1.9 million of cost of sales in 2010 associated with the write-up of inventory to fair value upon emergence.

Europe Segment Income

Europe segment income for the three months ended June 30, 2011 was $42.8 million compared to a loss of $8.8 million and income of $23.7 million for the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $27.9 million increase was primarily due to the following:

•

higher volumes and a favorable mix of products sold during the second quarter of 2011 compared to the prior year period, which increased segment income by approximately $9.0 million. The increase in shipments and improved mix were a result of higher demand from the aerospace and automotive industries;

•

contribution margins were significantly impacted by higher rolling margins and selling prices for our recycled products resulting from a series of price increases, which increased segment income by approximately $11.0 million;

•

productivity related savings successfully offset inflation, energy and employee costs, keeping cash conversion costs per unit, absent the impact of a significantly weaker U.S. dollar, consistent with the prior year period in spite of a more expensive mix of products sold; and

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $23.8 million of costs of sales in 2010 associated with the write-up of inventory to fair value upon emergence.

These increases were partially offset by the following:

•

less favorable metal price lag in the second quarter of 2011 compared to the prior year’s quarter, which decreased contribution margins and segment income by an estimated $9.8 million. Metal price lag increased second quarter 2010 segment income by approximately $6.6 million while reducing 2011 second quarter segment income by an estimated $3.2 million. The significant impact of metal price lag in the second quarter of 2010 is primarily due to restrictions on our hedging activities while in bankruptcy coupled with the increase in LME aluminum prices during that period. In 2011, our risk management practices have successfully reduced the impact of metal price lag; and

•

the exclusion of $2.0 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the month ended June 30, 2010.

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Selling, general, and administrative expenses	$68.4	$16.6	$34.6
Interest expense, net	14.0	1.0	29.2
Restructuring and impairment charges	1.7	0.5	0.9

Selling, General and Administrative Expenses

Consolidated SG&A expenses were $68.4 million in the three months ended June 30, 2011 as compared to $16.6 million and $34.6 million in the one month ended June 30, 2010 and the two months ended May 31, 2010, respectively. The $17.2 million increase was primarily due to the following:

•

corporate SG&A expense increased $7.5 million primarily due to a $3.0 million increase in start-up costs associated with our joint venture in China, a $1.4 million increase in personnel costs, a $1.0 million increase in stock-based compensation expense, and a $0.6 million increase in professional fees; and

•

segment SG&A expense increased $9.7 million in the second quarter of 2011 as compared to the prior year period primarily due to higher personnel costs, professional fees, and research and development expense.

As a percentage of revenues, consolidated SG&A expense remained at approximately 5.0% for the three months ended June 30, 2011.

(Gains) Losses on Derivative Financial Instruments

During the three months ended June 30, 2011, the one month ended June 30, 2010 and the two months ended May 31, 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Gains) losses on derivative financial instruments
	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Realized (gains) losses
Natural gas	$—	$(0.2)	$0.5
Metal	(0.3)	0.6	(3.7)

Unrealized losses (gains)
Natural gas	1.3	—	(0.5)
Metal	(4.8)	8.7	40.0
Currency	(0.4)	—	—

Total (gains) losses	$(4.2)	$9.1	$36.3

Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Realized (gains) losses are included within segment income while unrealized (gains) losses are excluded.

As our emergence from bankruptcy established a new entity for financial reporting purposes, the emergence date fair value of all derivative financial instruments are not reported as realized (gains) losses upon settlement. This is due to the fact that the Successor acquired these derivative financial instruments at their fair value as of the emergence date. As such, the realized losses (gains) reported in the Successor periods represent only the changes in fair value of those derivative financial instruments since the emergence date. Similarly, no reversal of the unrealized (gains) losses recorded by the Predecessor, which are equal to the emergence date fair value of those instruments, are recorded upon settlement. While this does not change the total “(Gains) losses on derivative financial instruments” reported in the Consolidated Statements of Operations, it does impact the amount of realized and unrealized (gains) losses recorded and, as a result, segment income. During the month ended June 30, 2010, $3.5 million of economic losses, representing the emergence date fair value of derivative financial instruments that settled during the period, were excluded from realized losses and segment income. Such economic (gains) losses will continue to be excluded from segment income until all derivative financial instruments entered into prior to the emergence date are settled. Realized (gains) losses on derivative financial instruments entered into subsequent to the emergence date will not be affected.

As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing aluminum and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended June 30, 2011, we estimate that gross profit was reduced by approximately $4.5 million from aluminum price changes while we experienced hedge gains of $1.1 million, including $0.8 million of economic gains not recorded within realized gains as discussed above. The resulting $3.4 million of metal price lag reduced our operating results in the second quarter of 2011.

Interest Expense, net

Interest expense, net in the three months ended June 30, 2011 decreased $16.2 million from 2010. The decrease in interest expense resulted from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net consisted of the following items:

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Gain on settlement of liabilities subject to compromise	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	(61.6)
Professional fees and expenses	0.3	1.3	24.9
Write-off of debt issuance costs	—	—	7.6
U.S. Trustee fees	—	—	0.3
Liquidation of Canada LP	(2.4)	—	—
Other	(0.1)	0.6	0.8

Total Reorganization items, net	$(2.2)	$1.9	$(2,232.0)

Provision for (Benefit from) Income Taxes

Our effective tax rate was 6.9% for the three months ended June 30, 2011; (1.3)% for the one month ended June 30, 2010 and (0.5)% for the two months ended May 31, 2010, respectively. The effective tax rate for the three months ended June 30, 2011, one month ended June 30, 2010 and two months ended May 31, 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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

Six Months Ended June 30, 2011 Compared to the One Month Ended June 30, 2010 and the Five Months Ended May 31, 2010

Review of Consolidated Results

Revenues for the six months ended June 30, 2011 were approximately $2.5 billion compared to approximately $357.9 million and $1.6 billion for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The 26% increase in revenues reflects a 7% increase in volume, including the impact of the sale of our Brazilian recycling facility, as most of our segments benefited from improved economic conditions as compared to 2010, as well as a 15% increase in average selling prices driven by higher aluminum prices and improved product mix and rolling margins. Volumes in our European segment increased 12% as demand from the aerospace, automotive, and most other industries served by the segment improved. RSAA volumes in North America were also strong, increasing 19% from 2010.

Gross profit for the six months ended June 30, 2011 was $263.2 million compared to $5.5 million for the one month ended June 30, 2010 and $187.2 million for the five months ended May 31, 2010. 2011 results benefited from improved volumes and a more favorable mix of products sold, which increased gross profit by approximately $26.0 million while pricing and scrap spreads added an additional $47.0 million. Pricing and scrap spreads improved as a result of price increases implemented by many of our businesses and wider scrap spreads and an increased use of scrap by our rolled products operations. In addition, 2010 gross profits were reduced by $29.0 million in June 2010 resulting from the adjustment of inventories to fair value upon emergence. Negatively impacting gross profit was an estimated $17.9 million reduction in metal price lag period to period, excluding a $12.0 million decrease in realized gains on aluminum derivative financial instruments, and an $8.0 million increase in depreciation expense primarily associated with the increase in fixed asset values upon emergence from bankruptcy. Inflation in energy and other input and personnel costs as well as higher spending for outside processing costs were more than offset by improved pricing initiatives and $18.0 million of productivity savings generated by our AOS initiatives.

SG&A expenses were $130.1 million in the six months ended June 30, 2011 as compared to $16.6 million and $84.2 million in the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $29.3 million increase was primarily due to an increase in start-up costs associated with our joint venture in China, personnel costs, stock-based compensation expense, professional fees, research and development expense as well as a weakening U.S. dollar. As a percentage of revenues, consolidated SG&A expense remained at approximately 5.0% for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the one month ended June 30, 2010 and the five months ended May 31, 2010, we recorded realized losses (gains) of $4.7 million, $0.4 million and $(10.6) million, respectively, and unrealized (gains) losses of $(8.9) million, $8.7 million and $39.2 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. LME aluminum prices declined 13% from December 31, 2009 to June 30, 2010, contributing to the losses recorded during the period.

Our 2011 year-to-date results also reflect a $52.2 million decrease in interest expense compared to the first half of 2010, resulting from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy. Significantly impacting our operating results for the five months ended May 31, 2010 were gains from our reorganization, which totaled $2.2 billion and included the settlement or cancellation of our prepetition debts. Other (income) expense in the first half of 2011 increased $38.2 million compared to the first half of 2010, primarily due to currency exchange losses recorded in 2010 related to our debtor-in-possession financing obligations, a portion of which were denominated in nonfunctional currencies in both the U.S. and Europe.

The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2011, the one month ended June 30, 2010 and the five months ended May 31, 2010:

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions, except for percentages)
Revenues	$2,519.6	$357.9	$1,643.0
Cost of sales	2,256.4	352.4	1,455.8

Gross profit	263.2	5.5	187.2
Gross profit as a percentage of revenues	10.4%	1.5%	11.4%
Selling, general and administrative expenses	130.1	16.6	84.2
Restructuring and impairment charges (gains)	1.8	0.5	(0.4)
(Gains) losses on derivative financial instruments	(4.2)	9.1	28.6
Other operating income, net	(3.9)	—	0.4

Operating income (loss)	139.4	(20.7)	74.4
Interest expense, net	22.4	1.0	73.6
Reorganization items, net	(1.6)	1.9	(2,227.3)
Other (income) expense, net	(5.3)	0.2	32.7

Income (loss) before income taxes	123.9	(23.8)	2,195.4
Provision for (benefit from) income taxes	9.9	0.3	(8.7)

Net income (loss)	114.0	(24.1)	2,204.1

Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss) attributable to Aleris International, Inc.	$113.8	$(24.1)	$2,204.1

Total segment income (loss)	$160.6	$(8.7)	$124.7
Corporate general and administrative expenses	(28.0)	(2.9)	(12.2)
Restructuring and impairment (charges) gains	(1.8)	(0.5)	0.4
Interest expense, net	(22.4)	(1.0)	(73.6)
Unallocated gains (losses) on derivative financial instruments	8.7	(8.8)	(38.8)
Reorganization items, net	1.6	(1.9)	2,227.3
Unallocated currency translation gains (losses)	6.0	0.2	(32.0)
Other expense, net	(0.8)	(0.2)	(0.4)

Income (loss) before income taxes	$123.9	$(23.8)	$2,195.4

Revenues and Pounds Invoiced

The following tables show revenues and pounds invoiced by segment:

	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(Successor)		(Predecessor)
	(in millions)
Revenues:
Rolled Products North America	$689.1	$106.1	$507.2
Recycling and Specification Alloys Americas	503.2	77.6	373.7
Europe	1,331.5	175.0	769.1
Intersegment revenues	(4.2)	(0.8)	(7.0)

Consolidated revenues	$2,519.6	$357.9	$1,643.0

Pounds invoiced:
Rolled Products North America	418.7	73.8	345.7
Recycling and Specification Alloys Americas	998.1	167.5	787.5
Europe	921.2	150.9	668.9

Total pounds invoiced	2,338.0	392.2	1,802.1

The following table presents the estimated impact of key factors that resulted in the 26% increase in our consolidated revenues from 2010:

	RPNA	RSAA	Europe	Consolidated
Price	12%	14%	17%	15%
Volume/mix	—	11	16	10
Currency	—	—	8	4
Sale of Brazil facility	—	(13)	—	(3)

Total percentage increase	12%	12%	41%	26%

Rolled Products North America Revenues

RPNA revenues for the six months ended June 30, 2011 were $689.1 million compared to $106.1 million and $507.2 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $75.8 million increase was primarily due to the following:

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $62.0 million of the increase in revenues; and

•	higher rolling margins resulting from price increases implemented during the second half of 2010, which increased revenues by approximately $14.0 million.

These increases were partially offset by a slight decrease in shipment levels driven by distribution customer restocking trends that positively benefited the first half of 2010 but were replaced with slight de-stocking in the first half of 2011 as well as continued sluggish demand from the building and construction industry. Distribution and building and construction industry declines more than offset volume increases from the transportation industry as commercial truck trailer production increased.

Recycling and Specification Alloys Americas Revenues

RSAA revenues for the six months ended June 30, 2011 were $503.2 million compared to $77.6 million and $373.7 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $51.9 million increase was primarily due to the following:

•

a 19% increase in North America invoiced pounds, which increased revenues by approximately $49.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry; and

•	higher selling prices for our products resulting from higher aluminum prices, which increased revenues by approximately $62.0 million.

These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by approximately $60.0 million.

Europe Revenues

Revenues from our Europe segment for the six months ended June 30, 2011 were approximately $1.3 billion compared to $175.0 million and $769.1 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $387.4 million increase was primarily due to the following:

•

a 12% increase in shipment levels and a favorable mix of products sold, which increased revenues by approximately $147.0 million. The increase in shipments was a result of higher demand from the automotive, aerospace and most other industries served by this segment when compared to the first half of the prior year;

•

an increase in rolling margins resulting from a series of price increases and higher aluminum prices which resulted in higher selling prices for our recycled products. These factors increased revenues by approximately $164.0 million; and

•	a weaker U.S. dollar, which increased revenues by approximately $77.0 million.

Segment Income (Loss) and Gross Profit

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Segment income (loss):
Rolled Products North America	$34.5	$(2.6)	$38.1
Recycling and Specification Alloys Americas	36.9	2.7	26.4
Europe	89.2	(8.8)	60.2

Total segment income (loss)	160.6	(8.7)	124.7
Items not included in gross profit:
Segment selling, general and administrative expense	102.1	13.7	72.0
Realized losses (gains) on derivative financial instruments	4.6	0.1	(10.3)
Other operating (income) expense, net	(4.2)	—	0.4
Other expense, net	0.1	0.4	0.4

Gross profit	$263.2	$5.5	$187.2

Rolled Products North America Segment Income

RPNA segment income for the six months ended June 30, 2011 was $34.5 million compared to a loss of $2.6 million and income of $38.1 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $1.0 million decrease was primarily due to the following:

•	lower shipment volumes, which decreased segment income by approximately $2.0 million;

•	higher depreciation expense associated with the increase in fixed asset values upon emergence from bankruptcy, which reduced segment income by $6.6 million;

•

the exclusion of $1.5 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the month ended June 30, 2010; and

•

a 10% increase in cash conversion costs per pound as compared to the prior year period. These cost increases, which more than offset productivity related savings, resulted from higher costs associated with outside processing, less than optimal rates of production at our Richmond, Virginia rolling mill, higher natural gas costs and higher spending on supplies and repairs and maintenance as compared to the prior year period.

These decreases were partially offset by:

•

contribution margins benefited from improved rolling margins resulting from a series of successful pricing initiatives in the preceding periods, which increased segment income by approximately $14.0 million. In addition, improved material costs increased segment income by approximately $5.0 million, primarily resulting from improved flow of scrap aluminum and increased benefits from scrap spreads; and

•

the impact of the application of fresh-start accounting rules which resulted in the recognition of an additional $3.3 million of costs of sales in 2010 associated with the write-up of inventory to fair value upon emergence.

Recycling and Specification Alloys Segment Income

RSAA segment income for the six months ended June 30, 2011 was $36.9 million compared to $2.7 million and $26.4 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $7.8 million increase was primarily due to the following:

•	productivity gains which offset increased costs as a result of inflation;

•	higher volumes, which increased segment income by approximately $6.0 million;

•	$4.2 million of gains associated with the recovery of previously written off accounts receivable and insurance proceeds; and

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $1.9 million of costs of sales associated with the write-up of inventory to fair value in June 2010 upon emergence.

These increases were partially offset by tighter metal spreads which decreased segment income by approximately $2.0 million as a result of demand exceeding scrap availability.

Europe Segment Income

Europe segment income for the six months ended June 30, 2011 was $89.2 million compared to a loss of $8.8 million and income of $60.2 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. The $37.8 million increase was primarily due to the following:

•

higher volumes and a favorable mix of products sold during the first half of 2011 compared to the prior year period, which increased segment income by approximately $20.0 million. The increase in shipments and improved mix was primarily a result of higher demand from the aerospace and automotive industries;

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $23.8 million of costs of sales associated with the write-up of inventory to fair value in June 2010;

•	contribution margins were significantly impacted by higher rolling margins resulting from a series of price increases, which increased segment income by approximately $32.0 million;

•	productivity related savings, which offset inflation in freight, energy and employee costs and higher research and development expense; and

•	the sale of land at our Duffel, Belgium facility, which generated segment income of $4.2 million.

These increases were partially offset by the following:

•

less favorable metal price lag in the first half of 2011 compared to the prior year’s period, which decreased contribution margins and segment income by an estimated $30.4 million. Metal price lag increased first half 2010 segment income by approximately $26.6 million while reducing 2011 first half segment income by an estimated $3.7 million. The significant impact of metal price lag in the first half of 2010 is primarily due to restrictions on our hedging activities while in bankruptcy coupled with the increase in LME aluminum prices during that period. In 2011, our risk management practices have successfully reduced the impact of metal price lag; and

•

the exclusion of $2.0 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the month ended June 30, 2010.

Selling, General and Administrative Expenses

Consolidated SG&A expenses increased $29.3 million in the six months ended June 30, 2011 as compared to the prior year period. This increase was primarily due to the following:

•

corporate SG&A expense increased $12.9 million primarily due to a $4.3 million increase in start-up costs associated with our joint venture in China, a $2.1 million increase in personnel costs, a $2.6 million increase in stock-based compensation expense and a $1.7 million increase in professional and consulting fees; and

•

segment SG&A expense increased $16.4 million in the first half of 2011 as compared to the prior year period primarily due to higher personnel costs, professional fees and research and development expense.

As a percentage of revenues, consolidated SG&A expense remained at approximately 5.0%.

(Gains) Losses on Derivative Financial Instruments

During the six months ended June 30, 2011, the one month ended June 30, 2010 and the five months ended May 31, 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Gains) losses on derivative financial instruments
	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Realized losses (gains)
Natural gas	$0.8	$(0.2)	$1.2
Metal	3.9	0.6	(11.8)
Unrealized losses (gains)
Natural gas	1.2	—	0.8
Metal	(9.7)	8.7	38.4
Currency	(0.4)	—	—

Total (gains) losses	$(4.2)	$9.1	$28.6

Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized losses (gains) for derivatives that settled during the period. Realized (gains) losses are included within segment income while unrealized (gains) losses are excluded.

Interest Expense, net

Interest expense, net in the six months ended June 30, 2011 decreased $52.2 million from the comparable period of 2010. The decrease in interest expense resulted from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net consisted of the following items:

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Gain on settlement of liabilities subject to compromise	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	(61.6)
Professional fees and expenses	1.2	1.3	34.3
Write-off of debt issuance costs	—	—	7.6
U.S. Trustee fees	—	—	0.6
Liquidation of Canada LP	(2.4)	—	(5.1)
Other	(0.4)	0.6	0.9

Total Reorganization items, net	$(1.6)	$1.9	$(2,227.3)

Provision for (Benefit from) Income Taxes

Our effective tax rate was 8.0% for the six months ended June 30,2011; (1.3)% for the one month ended June 30, 2010 and (0.4)% for the five months ended May 31, 2010, respectively. The effective tax rate for the six months ended June 30, 2011, one month ended June 30, 2010 and five months ended May 31, 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows

The following table summarizes our operating, investing and financing activities for the six months ended June 30, 2011, the one month ended June 30, 2010 and the five months ended May 31, 2010.

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Net cash provided (used) by:
Operating activities	$24.6	$25.3	$(174.0)
Investing activities	(54.4)	(6.4)	(15.7)
Financing activities	98.2	(50.3)	187.5

Cash Flows from Operating Activities

Cash flows provided by operating activities were $24.6 million for the six months ended June 30, 2011, which resulted from $134.8 million of cash from earnings partially offset by a $108.3 million increase in net operating assets and $1.9 million of payments for reorganization and restructuring items. The significant components of the change in net operating assets include increases of $160.7 million, $62.0 million and $122.2 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices. Our days sales outstanding (“DSO”) at June 30, 2011 remained consistent with the DSO at December 31, 2010 at 39, however, revenues in the month of June 2011 were approximately $150.9 million higher than the month of December 2010 leading to an increase in accounts receivable. Our days inventory outstanding (“DIO”) increased slightly from year end in anticipation of seasonal demand increases in the third quarter. Our days payables outstanding (“DPO”) increased from 23 at year end to 25 at June 30, 2011 as more favorable terms from certain suppliers were negotiated during the quarter. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. The increase in accrued liabilities reflects higher accruals for interest expense, professional fees and seasonal increases in employee benefit costs in Europe.

Cash flows provided by operating activities were $25.3 million for the month ended June 30, 2010, which resulted from a $37.2 million decrease in net operating assets partially offset by $6.7 million of payments for reorganization and restructuring items and $5.2 million of cash used in earnings. The significant components of the change in net operating assets include decreases of $3.4 million, $31.4 million and $4.3 million in accounts receivable, inventories and accounts payable and accrued liabilities.

Cash flows used by operating activities were $174.0 million for the five months ended May 31, 2010, which resulted from a $234.6 million increase in net operating assets and $36.7 million of payments for reorganization and restructuring items partially offset by $97.3 million of cash from earnings. The significant components of the change in net operating assets include increases of $181.5 million, $138.7 million and $100.8 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices.

Cash Flows from Investing Activities

Cash flows used by investing activities were $54.4 million for the six months ended June 30, 2011 and included $61.7 million of capital expenditures partially offset by $7.5 million of proceeds from the sale of property, plant and equipment. Cash used in investing activities was $6.4 million for the month ended June 30, 2010, which consisted of $6.6 million of capital spending. Cash used in investing activities was $15.7 million for the five months ended May 31, 2010, which consisted of $16.0 million of capital spending. The increase in capital expenditures in 2011 is primarily due to $12.1 million of strategic spending related to our China Joint Venture as well as spending to increase our capacity and scrap processing capabilities.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2011 includes $490.0 million of net proceeds from the issuance of the Senior Notes partially offset by dividend payments totaling $400.0 million dividend to Aleris Corporation, which was then paid as a dividend, pro rata, to the stockholders of Aleris Corporation.

Net cash used by financing activities totaled $50.3 million for the month ended June 30, 2010, which consisted primarily of net payments on our ABL Facility.

Net cash provided by financing activities totaled $187.5 million for the five months ended May 31, 2010, which consisted primarily of borrowings on our debtor-in-possession financing and payments of related issuance costs.

7 5/8 Senior Notes due 2018

On February 9, 2011, we issued $500.0 million aggregate original principal amount of 7  5/8% Senior Notes under an indenture with U.S. Bank National Association, as trustee. The notes are unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that is a domestic subsidiary and that guarantees our obligations under the ABL Facility. Interest on the senior notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2011. The senior notes mature on February 15, 2018. We used a portion of the net proceeds from the sale of the senior notes to pay a cash dividend of approximately $300.0 million and $100.0 million to Aleris Corporation on February 28, 2011 and June 30, 2011, respectively, which were then paid as a dividend, pro rata, to the stockholders of Aleris Corporation. The remaining net proceeds will be used for general corporate purposes, including to finance the construction of an aluminum rolling mill in China.

China Loan Facility

On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 million term loan facility, a ¥532.0 million term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 million (or equivalent to approximately ¥232.8 million). The interest rate on the term USD facility is six month USD LIBOR plus 2.9% and three month USD LIBOR plus 2.6% for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility is ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. During the three and six months ended June 30, 2011, $5.8 million was drawn under the term loan facility and draws on the combined USD/RMB revolving facility beginning in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Our China Joint Venture is an unrestricted subsidiary under the indenture governing the senior notes.

ABL Facility

In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly-owned Swiss subsidiary), and $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly-owned Canadian subsidiary). We and certain of our U.S.

and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivables and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of June 30, 2011, we estimate that our borrowing base would have supported borrowings up to $592.0. After giving effect to outstanding letters of credit of $38.8, we had $553.2 available for borrowing as of June 30, 2011.

Borrowings under the ABL Facility bear interest at a rate equal to the following, plus an applicable margin ranging from 0.75% to 2.50%:

•

in the case of borrowings in U.S. dollars, a LIBOR rate or a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) a Eurodollar rate determined by Bank of America plus 1.0%;

•	in the case of borrowings in Euros, a euro LIBOR rate determined by Bank of America; and

•	in the case of borrowings in Canadian dollars, a Canadian prime rate.

As of June 30, 2011, we had no amounts outstanding under the ABL Facility.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.50% if the average utilization is less than 33% for any applicable period, 0.375% if the average utilization is between 33% and 67% for any applicable period, and 0.25% if the average utilization is greater than 67% for any applicable period. We must also pay customary letters of credit fees and agency fees.

The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, we are required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than (x) $50.0 million and (y) 15.0% of the total commitments under the ABL Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time upon three business days prior written notice without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on June 29, 2016 unless extended pursuant to the credit agreement.

The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the Canadian Borrower located in Canada and substantially all of the current asses (other than inventory located outside the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.

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

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of June 30, 2011.

6% Senior Subordinated Exchangeable Notes

On the Effective Date, we issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes to the participants of the rights offering. The 6% senior subordinated exchangeable notes are scheduled to mature on June 1, 2020. The 6% Senior subordinated exchangeable notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 44.06 shares of Aleris Corporation common stock per $1,000 principal amount of 6% senior subordinated exchangeable notes (after adjustment for the payments of the February Stockholder Dividend and the June Stockholder Dividend), subject to further adjustment. The 6% senior subordinated exchangeable notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.

The 6% senior subordinated exchangeable notes are our unsecured, senior subordinated obligations and rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.

EBITDA and Adjusted EBITDA

We report our financial results in accordance with U.S. GAAP. However, our management believes that certain non-U.S. GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, are examples of non-U.S. GAAP financial measures that we believe provide investors and other users of our financial information with useful information.

Management uses EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, as performance metrics and believes these measures provide additional information commonly used by our noteholders and parties to our ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indenture governing our notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing our ABL Facility.

Our EBITDA calculations represent net income (loss) attributable to Aleris International, Inc. before income from discontinued operations, interest income and expense, (benefit from) provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized gains and losses on derivative financial instruments, restructuring and impairment charges, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indenture governing our notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under our ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded.

EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, in addition to, and not as an alternative for, net income (loss) attributable to Aleris International, Inc., operating income (loss), or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, have limitations as analytical tools, and they should not be considered in isolation or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

•	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, working capital needs;

•

They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our 6% senior subordinated exchangeable notes, our ABL Facility or the notes offered hereby;

•	They do not reflect certain tax payments that may represent a reduction in cash available to us;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, do not reflect cash requirements for such replacements; and

•

Other companies, including companies in our industry, may calculate these measures differently and, as the number of differences in the way companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

In addition, in evaluating Adjusted EBITDA, including segment Adjusted EBITDA, it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA, including segment Adjusted EBITDA, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

For reconciliations of EBITDA and Adjusted EBITDA to their most directly comparable financial measures presented in accordance with U.S. GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP, for each of the Rolled Products North America, Recycling and Specification Alloys Americas, and Europe segments, see the reconciliations on pages 28 and 29.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) attributable to Aleris International, Inc., which is the most directly comparable financial measure presented in accordance with U.S. GAAP.

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Net income (loss) attributable to Aleris International, Inc.	$56.5	$(24.1)	$2,194.5
Interest expense, net	14.0	1.0	29.2
Provision for (benefit from) income taxes	4.2	0.3	(10.0)
Depreciation and amortization	17.3	5.3	8.0

EBITDA	92.0	(17.5)	2,221.7
Reorganization items, net	(2.2)	1.9	(2,232.0)
Unrealized (gains) losses on derivative financial instruments	(3.9)	8.7	39.5
Unfavorable (favorable) metal price lag	3.4	7.1	(9.0)
Restructuring and impairment charges	1.7	0.5	0.9
Impact of recording assets at fair value through fresh-start and purchase accounting	0.8	25.4	0.6
Currency (gains) losses on translation of indebtedness	(1.5)	—	23.4
Stock-based compensation expense	2.1	0.6	0.5
Start-up costs	3.0	—	—
Other	(0.4)	—	0.6

Adjusted EBITDA	$95.0	$26.7	$46.2

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Net income (loss) attributable to Aleris International, Inc.	$113.8	$(24.1)	$2,204.1
Interest expense, net	22.4	1.0	73.6
Provision for (benefit from) income taxes	9.9	0.3	(8.7)
Depreciation and amortization	33.9	5.3	20.2

EBITDA	180.0	(17.5)	2,289.2
Reorganization items, net	(1.6)	1.9	(2,227.3)
Unrealized (gains) losses on derivative financial instruments	(8.9)	8.7	39.2
Unfavorable (favorable) metal price lag	2.5	7.1	(34.6)
Restructuring and impairment charges (gains)	1.8	0.5	(0.4)
Impact of recording assets at fair value through fresh-start and purchase accounting	1.3	25.4	1.6
Currency (gains) losses on translation of indebtedness	(6.0)	—	32.0
Stock-based compensation expense	4.5	0.6	1.3
Start-up costs	4.3	—	—
Other	(4.4)	—	1.0

Adjusted EBITDA	$173.5	$26.7	$102.0

Our reconciliation of EBITDA to net (loss) income attributable to Aleris International, Inc. and cash flows used operating activities is as follows:

	(Successor)		(Predecessor)
	For the three months ended June 30, 2011	For the one month ended June 30, 2010	For the two months ended May 31, 2010
	(in millions)
Adjusted EBITDA	$95.0	$26.7	$46.2
Reorganization items, net	2.2	(1.9)	2,232.0
Unrealized gains (losses) on derivative financial instruments	3.9	(8.7)	(39.5)
(Unfavorable) favorable metal price lag	(3.4)	(7.1)	9.0
Restructuring and impairment charges	(1.7)	(0.5)	(0.9)
Impact of recording assets at fair value through fresh-start and purchase accounting	(0.8)	(25.4)	(0.6)
Currency gains (losses) on translation of indebtedness	1.5	—	(23.4)
Stock-based compensation expense	(2.1)	(0.6)	(0.5)
Start-up costs	(3.0)	—	—
Other	0.4	—	(0.6)

EBITDA	92.0	(17.5)	2,221.7
Interest expense, net	(14.0)	(1.0)	(29.2)
(Provision for) benefit from income taxes	(4.2)	(0.3)	10.0
Depreciation and amortization	(17.3)	(5.3)	(8.0)

Net income (loss) attributable to Aleris International, Inc.	56.5	(24.1)	2,194.5
Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss)	56.7	(24.1)	2,194.5
Depreciation and amortization	17.3	5.3	8.0
Provision for (benefit from) deferred income taxes	0.6	—	(10.7)
Reorganization items, net of payments	(0.1)	(4.2)	(2,258.3)
Restructuring and impairment charges (gains), net of payments	1.4	(0.1)	(0.7)
Stock-based compensation expense	2.1	0.6	0.5
Unrealized (gains) losses on derivative financial instruments	(3.9)	8.7	39.5
Currency exchange (gains) losses on debt	(1.7)	0.1	16.8
Amortization of debt issuance costs	1.7	0.4	10.4
Other non-cash (gains) charges, net	(1.9)	1.4	12.2
Change in operating assets and liabilities:
Change in accounts receivable	(21.8)	3.4	(38.8)
Change in inventories	16.0	31.4	(53.5)
Change in other assets	(7.1)	(1.9)	(19.7)
Change in accounts payable	(9.9)	1.3	24.9
Change in accrued liabilities	32.0	3.0	3.7

Net cash provided (used) by operating activities	$81.4	$25.3	$(71.2)

	(Successor)		(Predecessor)
	For the six months ended June 30, 2011	For the one month ended June 30, 2010	For the five months ended May 31, 2010
	(in millions)
Adjusted EBITDA	$173.5	$26.7	$102.0
Reorganization items, net	1.6	(1.9)	2,227.3
Unrealized gains (losses) on derivative financial instruments	8.9	(8.7)	(39.2)
(Unfavorable) favorable metal price lag	(2.5)	(7.1)	34.6
Restructuring and impairment (charges) gains	(1.8)	(0.5)	0.4
Impact of recording assets at fair value through fresh-start and purchase accounting	(1.3)	(25.4)	(1.6)
Currency gains (losses) on translation of indebtedness	6.0	—	(32.0)
Stock-based compensation expense	(4.5)	(0.6)	(1.3)
Start-up costs	(4.3)	—	—
Other	4.4	—	(1.0)

EBITDA	180.0	(17.5)	2,289.2
Interest expense, net	(22.4)	(1.0)	(73.6)
(Provision for) benefit from income taxes	(9.9)	(0.3)	8.7
Depreciation and amortization	(33.9)	(5.3)	(20.2)

Net income (loss) attributable to Aleris International, Inc.	113.8	(24.1)	2,204.1
Net income attributable to noncontrolling interest	0.2	—	—

Net income (loss)	114.0	(24.1)	2,204.1
Depreciation and amortization	33.9	5.3	20.2
Provision for (benefit from) deferred income taxes	0.8	—	(11.4)
Reorganization items, net of payments	(1.7)	(4.2)	(2,258.5)
Restructuring and impairment gains, net of payments	—	(0.1)	(5.9)
Stock-based compensation expense	4.5	0.6	1.3
Unrealized (gains) losses on derivative financial instruments	(8.9)	8.7	39.2
Currency exchange (gains) losses on debt	(6.3)	0.1	25.5
Amortization of debt issuance costs	3.0	0.4	27.8
Other non-cash (gains) charges, net	(6.4)	1.4	18.3
Change in operating assets and liabilities:
Change in accounts receivable	(160.7)	3.4	(181.5)
Change in inventories	(62.0)	31.4	(138.7)
Change in other assets	(7.8)	(1.9)	(15.2)
Change in accounts payable	72.0	1.3	67.4
Change in accrued liabilities	50.2	3.0	33.4

Net cash provided (used) by operating activities	$24.6	$25.3	$(174.0)

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pension and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in our audited financial statements as of December 31, 2010 (Successor) and for the seven-month period ended December 31, 2010 (Successor) and the five-month period ended May 31, 2010 (Predecessor). There has been no significant change to our critical accounting policies or estimates during the three and six months ended June 30, 2011.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at June 30, 2011.

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

We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of June 30, 2011, we had 0.2 million and 0.2 million metric tons of aluminum buy and sell forward contracts, respectively and December 31, 2010.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.

We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2011 and December 31, 2010, we had 5.2 trillion and 7.7 trillion, respectively, of British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at June 30, 2011 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2011:

(in millions)		Impact of
Derivative	Fair Value	10% adverse price change
Metal	$31.7	$(2.3)
Natural gas	(0.9)	(2.4)
Currency	2.3	(1.8)

The following table shows the fair values of outstanding derivative contracts at December 31, 2010 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2010:

(in millions)		Impact of
Derivative	Fair Value	10% adverse price change
Metal	$20.8	$(0.3)
Natural gas	0.3	(3.6)

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

Currency Exchange Risks

The construction of an aluminum rolling mill in China has increased our joint venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the joint venture’s source of funding is the U.S. dollar and Renminbi denominated China Loan Facility. The joint venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the dollar strengthens. As with all of our other derivative financial instruments, these option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated statements of operations. These contracts cover periods consistent with known or expected exposures through 2011 and 2012. As of June 30, 2011, we had euro call option contracts covering a notional amount of $59.9 million.

The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit, and the resulting accounts receivable, while depreciation of the U.S. dollar against these currencies will generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on functional currency based earnings while depreciation of the U.S. dollar will have a negative impact on earnings.

Interest Rate Risks

As of June 30, 2011, approximately 97% of our outstanding debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest. We are subject to interest rate risk related to our ABL Facility to the extent borrowings are outstanding under this facility. As of June 30, 2011, we had no borrowings under the ABL Facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in the Risk Factors section of our Registration Statement on Form S-4, filed on March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement dated June 30, 2011 among Aleris International, Inc., each subsidiary of Aleris International, Inc. a party thereto, the lenders party thereto from time to time, Bank of America, N.A. as Administrative Agent, J.P. Morgan Securities LLC as Syndication Agent, RBS Business Capital as a Senior Managing Agent, Bank of America, N.A., Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A. as Co-Collateral Agents, Barclays Capital, Deutsche Bank AG New York Branch and UBS Securities LLC as Co-Documentation Agents (filed as Exhibit 10.1 to Aleris International, Inc.’s Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.2	Amendment 2 to Employment Agreement by and among Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.4.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.3	Amendment 2 to Employment Agreement by and among Aleris Corporation and Sean M. Stack (filed as Exhibit 10.5.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.4	Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.6.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.5	Aleris Corporation 2011 Equity Incentive Plan (filed as Exhibit 10.7 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.6	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.9.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.7	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.9.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.8	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.10.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.9	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.10.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.10	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.11.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No.

Exhibit Number	Description

333-173180), and incorporated herein by reference).

10.11	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.11.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.12	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.12.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.13	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.12.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.14	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.13.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.15	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Sean M. Stack (filed as Exhibit 10.14.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.16	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.15.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.17	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.16.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.18	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.17.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.19	Aleris Corporation 2011 Management Incentive Plan (filed as Exhibit 10.20 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.20	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.22.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.21	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.22.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit Number	Description

10.22	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.23.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.23	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.24.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.24	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.24.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.25	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.25.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.26	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.26.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.27	Amendment 1 to Employment Agreement by and among Aleris Switzerland GmbH and Roelof IJ. Baan (filed as Exhibit 10.27.1 to Aleris International, Inc.’s Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.28	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.29	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

10.30	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.29.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS INTERNATIONAL, INC.

Date: August 8, 2011	By:	/S/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)