Form 10-Q/A
period 2011-06-30
Aleris International, Inc.
filed 2011-09-13
CIK 1516386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Aleris International, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed on August 8, 2011 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholder’s Equity and Redeemable Noncontrolling Interest and (v) Notes to the Consolidated Financial Statements.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

Exhibit Number	Description

*10.1	Amended and Restated Credit Agreement dated June 30, 2011 among Aleris International, Inc., each subsidiary of Aleris International, Inc. a party thereto, the lenders party thereto from time to time, Bank of America, N.A. as Administrative Agent, J.P. Morgan Securities LLC as Syndication Agent, RBS Business Capital as a Senior Managing Agent, Bank of America, N.A., Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A. as Co-Collateral Agents, Barclays Capital, Deutsche Bank AG New York Branch and UBS Securities LLC as Co-Documentation Agents (filed as Exhibit 10.1 to Aleris International, Inc.’s Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.2	Amendment 2 to Employment Agreement by and among Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.4.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.3	Amendment 2 to Employment Agreement by and among Aleris Corporation and Sean M. Stack (filed as Exhibit 10.5.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.4	Form of Amendment of Form of Employment Agreement by and among Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.6.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.5	Aleris Corporation 2011 Equity Incentive Plan (filed as Exhibit 10.7 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.6	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.9.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.7	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.9.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.8	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.10.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.9	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and each of Sean M. Stack, Christopher R. Clegg, Thomas W. Weidenkopf, and K. Alan Dick (filed as Exhibit 10.10.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.10	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.11.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No.

Exhibit Number	Description

333-173180), and incorporated herein by reference).

*10.11	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.11.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.12	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.12.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.13	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.12.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.14	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Steven J. Demetriou (filed as Exhibit 10.13.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.15	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Sean M. Stack (filed as Exhibit 10.14.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.16	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and each of Christopher R. Clegg, Thomas W. Weidenkopf and K. Alan Dick (filed as Exhibit 10.15.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.17	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement (dated February 2, 2011) between Aleris Corporation and K. Alan Dick (filed as Exhibit 10.16.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.18	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement by and among Aleris Corporation and Management Team Members, including each of Terrance J. Hogan, Scott A. McKinley, Michael J. Hobey, and Ralf Zimmermann (filed as Exhibit 10.17.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.19	Aleris Corporation 2011 Management Incentive Plan (filed as Exhibit 10.20 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.20	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.22.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.21	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.22.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10.22	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Scott L. Graves, Brian Laibow, Ara Abrahamian, and Kenneth Liang (filed as Exhibit 10.23.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

Exhibit Number		Description

*10	.23	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.24.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.24	Form of Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Director Stock Option Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.24.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.25	Form of Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Unit Award Agreement with each of Christopher M. Crane, Lawrence Stranghoener, and Emily Alexander (filed as Exhibit 10.25.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.26	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Director Restricted Stock Award Agreement with G. Richard Wagoner, Jr. (filed as Exhibit 10.26.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.27	Amendment 1 to Employment Agreement by and among Aleris Switzerland GmbH and Roelof IJ. Baan (filed as Exhibit 10.27.1 to Aleris International, Inc.’s Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.28	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.29	Amendment 2 to the Aleris Corporation 2010 Equity Incentive Plan Stock Option Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.28.2 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*10	.30	Amendment 1 to the Aleris Corporation 2010 Equity Incentive Plan Restricted Stock Unit Agreement between Aleris Corporation and Roelof IJ. Baan (filed as Exhibit 10.29.1 to Aleris International, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-173180), and incorporated herein by reference).

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Executive Officer.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Financial Officer.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	.INS	XBRL Instance Document

**101	.SCH	XBRL Taxonomy Extension Schema

**101	.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101	.DEF	XBRL Taxonomy Extension Definition Linkbase

**101	.LAB	XBRL Taxonomy Extension Label Linkbase

**101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*		Previously filed or furnished with, or incorporated by reference in, Aleris International, Inc.’s Form 10-Q filed on August 8, 2011.

**		Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS INTERNATIONAL, INC.

Date: September 12, 2011	By:	/S/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)