Form 10-Q
period 2011-09-30
Aleris International, Inc.
filed 2011-11-04
CIK 1516386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-173180

Aleris International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1539680
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400 Beachwood, OH	44122-7392
(Address of principal executive offices)	(Zip Code)

(216) 910-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2011.

ALERIS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2011

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheet (Unaudited) as of September 30, 2011 (Successor) and December 31, 2010 (Successor)	3
	Consolidated Income Statement (Unaudited) for the Three Months Ended September 30, 2011 (Successor) and 2010 (Successor), the Nine Months Ended September 30, 2011 (Successor), the Four Months Ended September 30, 2010 (Successor) and the Five Months Ended May 31, 2010 (Predecessor)	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 (Successor), the Four Months Ended September 30, 2010 (Successor) and the Five Months Ended May 31, 2010 (Predecessor)	5
	Consolidated Statement of Changes in Stockholder’s Equity (Unaudited) for the Nine Months Ended September 30, 2011 (Successor)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	(Removed and Reserved)	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
Signatures		56

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aleris International, Inc.

Consolidated Balance Sheet

(Unaudited)

(in millions, except share and per share data)

	(Successor)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$265.9	$113.5
Accounts receivable (net of allowances of $9.4 and $8.7 at September 30, 2011 and December 31, 2010, respectively)	530.4	393.4
Inventories	672.2	613.6
Deferred income taxes	1.6	1.6
Current derivative financial instruments	14.0	17.4
Prepaid expenses and other current assets	26.0	23.8

Total Current Assets	1,510.1	1,163.3
Property, plant and equipment, net	573.1	510.0
Intangible assets, net	48.2	49.7
Long-term derivative financial instruments	0.9	9.3
Deferred income taxes	13.8	13.9
Other long-term assets	35.9	33.5

Total Assets	$2,182.0	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$376.4	$283.6
Accrued liabilities	219.6	165.2
Deferred income taxes	13.8	13.8
Current portion of long-term debt	4.7	5.3

Total Current Liabilities	614.5	467.9
Long-term debt	549.0	45.1
Deferred income taxes	9.9	8.7
Accrued pension benefits	179.1	184.5
Accrued postretirement benefits	47.0	48.5
Other long-term liabilities	80.7	83.2

Total Long-Term Liabilities	865.7	370.0
Redeemable preferred stock; par value $.01; 5,000 shares authorized and issued	5.3	5.2
Stockholder’s Equity
Common stock; par value $.01; 5,000 shares authorized and 100 shares issued	—	—
Additional paid-in capital	630.9	838.7
Retained earnings	27.8	71.2
Accumulated other comprehensive income	30.5	26.7

Total Aleris International, Inc. Equity	689.2	936.6
Noncontrolling interest	7.3	—

Total Equity	696.5	936.6

Total Liabilities and Equity	$2,182.0	$1,779.7

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Income Statement

(Unaudited)

(in millions)

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Revenues	$1,247.1	$1,056.9	$3,766.7	$1,414.8	$1,643.0
Cost of sales	1,126.1	951.4	3,382.5	1,303.8	1,455.8

Gross profit	121.0	105.5	384.2	111.0	187.2
Selling, general and administrative expenses	76.2	56.7	206.0	73.3	84.2
Restructuring and impairment charges (gains)	1.6	0.7	3.4	1.2	(0.4)
Losses (gains) on derivative financial instruments	0.7	(14.2)	(3.5)	(5.1)	28.6
Other operating expense (income), net	0.8	—	(3.0)	—	0.4

Operating income	41.7	62.3	181.3	41.6	74.4
Interest expense, net	11.8	2.9	34.2	3.9	73.6
Reorganization items, net	0.1	3.5	(1.4)	5.5	(2,227.3)
Other expense (income), net	2.5	(7.3)	(2.8)	(7.2)	32.7

Income before income taxes	27.3	63.2	151.3	39.4	2,195.4
(Benefit from) provision for income taxes	(0.3)	9.4	9.6	9.7	(8.7)

Net income	27.6	53.8	141.7	29.7	2,204.1

Net loss attributable to noncontrolling interest	(0.3)	—	(0.1)	—	—

Net income attributable to Aleris International, Inc.	$27.9	$53.8	$141.8	$29.7	$2,204.1

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Operating activities
Net income	$141.7	$29.7	$2,204.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	50.9	20.7	20.2
Provision for (benefit from) deferred income taxes	1.5	—	(11.4)
Reorganization items:
(Gains) charges	(1.4)	5.5	(2,227.3)
Payments, net of cash received	(1.7)	(18.8)	(31.2)
Restructuring and impairment charges (gains):
Charges (gains)	3.4	1.2	(0.4)
Payments	(3.0)	(1.6)	(5.5)
Stock-based compensation expense	7.3	2.7	1.3
Unrealized losses (gains) on derivative financial instruments	13.4	(12.2)	39.2
Currency exchange (gains) losses on debt	(1.0)	—	25.5
Amortization of debt issuance costs	4.5	1.4	27.8
Other non-cash (gains) charges, net	(5.9)	(13.5)	18.3
Changes in operating assets and liabilities:
Change in accounts receivable	(130.7)	15.7	(181.5)
Change in inventories	(53.5)	23.1	(138.7)
Change in other assets	(3.7)	17.5	(15.2)
Change in accounts payable	88.4	22.1	67.4
Change in accrued liabilities	39.5	5.1	33.4

Net cash provided (used) by operating activities	149.7	98.6	(174.0)
Investing activities
Payments for property, plant and equipment	(108.4)	(25.4)	(16.0)
Proceeds from the sale of property, plant and equipment	7.8	0.3	0.3
Other	(0.4)	0.1	—

Net cash used by investing activities	(101.0)	(25.0)	(15.7)
Financing activities
Proceeds from ABL Facility	—	60.8	80.0
Payments on ABL Facility	—	(142.6)	—
Proceeds from issuance of Senior Notes, net of discount of $10.0	490.0	—	—
Proceeds from China Loan Facility	11.5	—	—
Net payments on other long-term debt	(1.0)	(0.5)	(1.3)
Proceeds from issuance of common stock, net of issuance costs of $22.5	—	—	541.1
Proceeds from issuance of Preferred Stock	—	—	5.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	—	—	43.8
Proceeds from DIP ABL Facility	—	—	895.3
Payments on DIP ABL Facility	—	—	(1,112.5)
Proceeds from DIP Term Facility	—	—	34.8
Payments on DIP Term Facility	—	—	(244.7)
Debt and equity issuance costs	(7.2)	(1.0)	(54.2)
Contributions from noncontrolling interests	7.6	—	—
Dividends paid to Aleris Corporation	(400.0)	—	—
Other	2.0	(0.3)	0.2

Net cash provided (used) by financing activities	102.9	(83.6)	187.5
Effect of exchange rate differences on cash and cash equivalents	0.8	6.2	(7.8)

Net increase (decrease) in cash and cash equivalents	152.4	(3.8)	(10.0)
Cash and cash equivalents at beginning of period	113.5	98.9	108.9

Cash and cash equivalents at end of period	$265.9	$95.1	$98.9

The accompanying notes are an integral part of these financial statements.

Aleris International, Inc.

Consolidated Statement of Changes in Stockholder’s Equity

(Unaudited)

(in millions)

	(Successor)
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Aleris International, Inc. equity	Noncontrolling interest	Total equity
Balance at January 1, 2011	$—	$838.7	$71.2	$26.7	$936.6	$—	$936.6
Comprehensive income:
Net income (loss)	—	—	141.8	—	141.8	(0.1)	141.7
Other comprehensive income:
Currency translation adjustments	—	—	—	3.8	3.8	0.1	3.9

Comprehensive income (loss)	—	—	—	—	145.6	—	145.6
Contributions from noncontrolling interests	—	—	—	—	—	7.6	7.6
Distribution to noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	7.3	—	—	7.3	—	7.3
Dividends paid to Aleris Corporation	—	(215.1)	(184.9)	—	(400.0)	—	(400.0)
Other	—	—	(0.3)	—	(0.3)	—	(0.3)

Balance at September 30, 2011	$—	$630.9	$27.8	$30.5	$689.2	$7.3	$696.5

The accompanying notes are an integral part of these financial statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in millions, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The accompanying Consolidated Financial Statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our,” “Company” or similar terms). Aleris International, Inc. is a wholly-owned subsidiary of Aleris Corporation (our parent company), a holding company whose assets, liabilities and operations consist solely of those of Aleris International, Inc., except as disclosed in Note 11, “Related Party Transactions.”

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

In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, “Reorganizations,” we applied fresh-start accounting upon emergence from our Chapter 11 bankruptcy cases and became a new entity for financial reporting purposes as of June 1, 2010. As a result, the Consolidated Financial Statements of the Successor subsequent to emergence from Chapter 11 are not comparable to the Consolidated Financial Statements of the Predecessor for the reporting entity prior to emergence from Chapter 11.

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

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	—	—	(61.6)
Professional fees and expenses	0.1	2.5	1.4	3.9	34.3
Write-off of debt issuance costs	—	—	—	—	7.6
U.S. Trustee fees	—	0.3	—	0.3	0.6
Liquidation of Canada LP	—	—	(2.4)	—	(5.1)
Other	—	0.7	(0.4)	1.3	0.9

Total Reorganization items, net	$0.1	$3.5	$(1.4)	$5.5	$(2,227.3)

2. INVENTORIES

The components of our “Inventories” are as follows:

	(Successor)
	September 30, 2011	December 31, 2010
Finished goods	$193.9	$183.3
Raw materials	245.4	227.2
Work in process	212.2	184.1
Supplies	20.7	19.0

Total Inventories	$672.2	$613.6

3. DEBT

Our debt is summarized as follows:

	(Successor)
	September 30, 2011	December 31, 2010
ABL Facility	$—	$—
Senior Notes, net of discount of $9.1	490.9	—
Exchangeable Notes, net of discount of $0.9	44.1	44.1
China Loan Facility, net of discount of $0.9	10.7	—
Other	8.0	6.3

Total debt	553.7	50.4
Less: Current portion of long-term debt	4.7	5.3

Long-term debt	$549.0	$45.1

ABL Facility

In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly-owned Swiss subsidiary), and $15.0 by Aleris Specification Alloy Products Canada Company (a wholly-owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of September 30, 2011, we estimate that our borrowing base would have supported borrowings up to $537.4. After giving effect to outstanding letters of credit of $42.1, we had $495.3 available for borrowing as of September 30, 2011.

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

As of September 30, 2011, we had no amounts outstanding under the ABL Facility.

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

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of September 30, 2011.

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

Senior Notes

On February 9, 2011, we issued $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 (the “Senior Notes”) under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee. Interest on the Senior Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes mature on February 15, 2018.

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

On October 14, 2011, we exchanged the Senior Notes for $500.0 million of our new 7⅝% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended. The notes issued in the exchange offer are substantially identical to the Senior Notes, except that the new notes have been registered under the federal securities laws, are not subject to transfer restrictions, are not entitled to certain registration rights and will not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

China Loan Facility

During the first quarter of 2011, we formed a joint venture with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. We are an 81% owner in the joint venture, Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (the “China Joint Venture”). On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 term loan facility, a ¥532.0 term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 (or equivalent to approximately ¥232.8). The revolving loan facility will be used for operating expenses and the term loan facility will be used to finance a portion of the construction and infrastructure and the purchase of equipment. The interest rate on the term USD facility is six month USD LIBOR plus 2.9% and three month USD LIBOR plus 2.6% for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility is ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. The term loan is subject to semiannual scheduled principal repayments beginning one year after the completion of the construction (or January 1, 2016, if earlier) and the final maturity date for all borrowings under the China Loan Facility is May 24, 2021. Our China Joint Venture is an unrestricted subsidiary under the Indenture governing the Senior Notes. The China Loan Facility contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the agreement as of September 30, 2011.

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

Our reserves for environmental remediation liabilities totaled $36.1 and $36.2 at September 30, 2011 and December 31, 2010, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities.” Of the environmental liabilities recorded at September 30, 2011 and December 31, 2010, $6.8 is indemnified by Corus Group Ltd.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At September 30, 2011 and December 31, 2010, our total asset retirement obligations were $12.6 and $12.9, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

5. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss):

	(Successor)
	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Total	Aleris International, Inc.	Non- controlling interest	Total	Aleris International, Inc.	Non- controlling interest
Net income (loss)	$27.6	$27.9	$(0.3)	$141.7	$141.8	$(0.1)
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustments	(26.1)	(26.2)	0.1	3.9	3.8	0.1

Changes in other comprehensive income (loss), net of tax	(26.1)	(26.2)	0.1	3.9	3.8	0.1

Comprehensive income (loss)	$1.5	$1.7	$(0.2)	$145.6	$145.6	$—

	(Successor)		(Predecessor)
	For the three months ended September 30, 2010	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Net income	$53.8	$29.7	$2,204.1
Changes in other comprehensive income, net of tax:
Currency translation adjustments	28.0	27.2	44.2
Pension and other postretirement liability adjustments	—	—	(2.3)
Amortization of actuarial net loss and prior service cost	—	—	0.5

Changes in other comprehensive income, net of tax	28.0	27.2	42.4

Comprehensive income	$81.8	$56.9	$2,246.5

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

Reportable Segment Information

The following table shows our revenues and segment income:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Revenues:
Rolled Products North America	$365.5	$322.4	$1,054.6	$428.5	$507.2
Recycling and Specification Alloys Americas	247.1	224.8	750.3	302.4	373.7
Europe	636.5	513.5	1,967.9	688.5	769.1
Intersegment revenues	(2.0)	(3.8)	(6.1)	(4.6)	(7.0)

Total revenues	$1,247.1	$1,056.9	$3,766.7	$1,414.8	$1,643.0

Segment income:
Rolled Products North America	$19.1	$17.8	$53.6	$15.2	$38.1
Recycling and Specification Alloys Americas	18.7	9.9	55.7	12.7	26.4
Europe	47.7	27.2	136.9	18.5	60.2

Total segment income	$85.5	$54.9	$246.2	$46.4	$124.7

Unallocated amounts:
Corporate general and administrative expenses	$(16.1)	$(10.6)	$(43.8)	$(13.5)	$(12.2)
Restructuring and impairment (charges) gains	(1.6)	(0.7)	(3.4)	(1.2)	0.4
Interest expense, net	(11.8)	(2.9)	(34.2)	(3.9)	(73.6)
Unallocated (losses) gains on derivative financial instruments	(22.5)	20.0	(13.8)	11.2	(38.8)
Reorganization items, net	(0.1)	(3.5)	1.4	(5.5)	2,227.3
Unallocated currency translation (losses) gains	(6.0)	7.2	(0.2)	7.4	(32.0)
Other (expense) income, net	(0.1)	(1.2)	(0.9)	(1.5)	(0.4)

Income before income taxes	$27.3	$63.2	$151.3	$39.4	$2,195.4

The following table shows our reportable segment assets as of September 30, 2011 and December 31, 2010:

	(Successor)
	September 30, 2011	December 31, 2010
Assets
Rolled Products North America	$565.7	$535.4
Recycling and Specification Alloys Americas	275.3	223.9
Europe	985.5	860.6
Unallocated assets	355.5	159.8

Total consolidated assets	$2,182.0	$1,779.7

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

On February 28, 2011 and June 30, 2011, Aleris Corporation paid a $9.60 and a $3.20 dividend per share to Aleris Corporation stockholders as of February 17, 2011 and June 21, 2011, respectively. As provided in the 2010 Equity Plan, the Board approved the necessary actions to effectuate an option adjustment to (i) increase the number of shares underlying each option outstanding as of February 17, 2011 and June 21, 2011, and (ii) proportionately decrease the exercise price of each option to reflect the dilutive impact of the dividends paid.

During the nine months ended September 30, 2011, Aleris Corporation granted an additional 129,785 stock options and 18,000 restricted stock units, respectively, to certain members of senior management of the Company and other nonemployee directors.

During the three and nine months ended September 30, 2011, we recorded $2.8 and $7.3 of compensation expense, respectively, associated with these options, restricted stock units and restricted shares under the push down accounting provisions of ASC 718, “Compensation – Stock Compensation.” For the three and four months ended September 30, 2010, we recorded $2.1 and $2.7 of compensation expense, respectively. At September 30, 2011, there was $27.7 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.

8. INCOME TAXES

Our effective tax rate was (1.1)% and 6.3% for the three and nine months ended September 30, 2011, respectively; 14.9% and 24.6% for the three and four months ended September 30, 2010, respectively; and (0.4)% for the five months ended May 31, 2010. The effective tax rate for the three and nine months ended September 30, 2011, three and four months ended September 30, 2010 and five months ended May 31, 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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

As of September 30, 2011, we have $13.0 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “(Benefit from) provision for income taxes” in the Consolidated Income Statement. As of September 30, 2011, we had approximately $1.1 of accrued interest related to uncertain tax positions.

The 2003 through 2010 tax years remain open to examination. We have continuing responsibility for the open tax years for the Predecessor’s non-filing foreign subsidiaries. A non-U.S. taxing jurisdiction commenced an examination in the first quarter of 2009 that is anticipated to be completed within one month of September 30, 2011. We presented an adjustment to our transfer pricing tax position that will result in a decrease in the reserve of $0.9. Another non-U.S. taxing jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within six months of September 30, 2011.

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Service cost	$0.6	$0.6	$2.0	$0.7	$0.9
Interest cost	1.9	2.0	5.6	2.6	3.3
Amortization of net loss	—	—	—	—	0.9
Expected return on plan assets	(2.0)	(1.8)	(6.0)	(2.4)	(3.0)

Net periodic benefit expense	$0.5	$0.8	$1.6	$0.9	$2.1

	European pension benefits
	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Service cost	$0.6	$0.5	$1.8	$0.7	$0.9
Interest cost	1.8	1.9	5.5	2.5	3.2
Amortization of net gain	—	—	—	—	(0.6)
Expected return on plan assets	—	—	(0.1)	—	—
Amortization of prior service cost	—	—	—	—	0.1

Net periodic benefit expense	$2.4	$2.4	$7.2	$3.2	$3.6

Other Postretirement Benefit Plans

The components of net postretirement benefit expense (gains) are as follows:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Service cost	$—	$—	$0.1	$0.1	$0.1
Interest cost	0.7	0.7	2.0	1.0	1.2
Amortization of prior service credit	—	—	—	—	(0.1)
Amortization of net loss	—	—	—	—	0.2
Plan amendments	—	—	—	—	(2.1)

Net postretirement benefit expense (gains)	$0.7	$0.7	$2.1	$1.1	$(0.7)

10. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all the positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At September 30, 2011 and December 31, 2010, we had posted cash collateral totaling approximately $1.7 and $3.6, respectively, which was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

	(Successor)
	Fair Value of Derivatives as of
	September 30, 2011		December 31, 2010
Derivatives by type	Asset	Liability	Asset	Liability

Metal	$55.0	$(43.9)	$44.1	$(23.3)
Natural gas	—	(3.4)	0.9	(0.6)
Currency	1.0	—	—	—

Total	56.0	(47.3)	45.0	(23.9)
Effect of counterparty netting	(41.1)	41.1	(18.3)	18.3

Net derivatives as classified in the balance sheet	$14.9	$(6.2)	$26.7	$(5.6)

The fair value of our derivative financial instruments at September 30, 2011 and December 31, 2010 are recorded on the Consolidated Balance Sheet as follows:

		(Successor)
Asset Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Metal	Current derivative financial instruments	$15.3	$17.2
	Long-term derivative financial instruments	0.7	9.4
Natural gas	Current derivative financial instruments	(2.1)	0.2
	Long-term derivative financial instruments	—	(0.1)
Currency	Current derivative financial instruments	0.8	—
	Long-term derivative financial instruments	0.2	—

Total		$14.9	$26.7

		(Successor)
Liability Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Metal	Accrued Liabilities	$0.8	$5.8
	Other long-term liabilities	4.1	—
Natural gas	Accrued Liabilities	1.0	(0.2)
	Other long-term liabilities	0.3	—

Total		$6.2	$5.6

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

We endeavor to utilize the best available information in measuring fair value. To estimate fair value, we apply an industry standard valuation model, which is based on the market approach. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011 and the level in the fair value hierarchy:

	Fair value measurements at September 30, 2011 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$56.0	$—	$56.0	$—
Derivative liabilities	(47.3)	—	(47.3)	—

Net derivative assets	$8.7	$—	$8.7	$—

Both realized and unrealized gains and losses on those derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Income Statement. Realized (gains) and losses on derivative financial instruments totaled the following:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
Metal	$(22.6)	$5.7	$(18.6)	$6.3	$(11.8)
Natural gas	0.8	1.0	1.5	0.8	1.2
Currency	0.2	—	0.2	—	—

Metal Hedging

The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME aluminum future or forward purchase contracts are purchased at the time the selling prices are fixed. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME aluminum futures or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME aluminum futures or forwards contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of September 30, 2011 and December 31, 2010, we had 0.2 and 0.2 metric tons of aluminum buy and sell forward contracts, respectively.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2011 and December 31, 2010, we had 3.7 trillion and 7.7 trillion British thermal unit forward buy contracts, respectively.

Currency Exchange Hedging

The construction of an aluminum rolling mill in China has increased our joint venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the joint venture’s source of funding is the U.S. dollar and Renminbi denominated China Loan Facility. The joint venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the dollar strengthens. As with all of our other derivative financial instruments, these option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated income statement. These contracts cover periods consistent with known or expected exposures through 2011 and 2012. As of September 30, 2011, we had euro call option contracts covering a notional amount of $52.8.

Credit Risk

We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers.

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	(Successor)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$265.9	$265.9	$113.5	$113.5
ABL Facility	—	—	—	—
Exchangeable Notes	44.1	101.8	44.1	75.2
Senior Notes	490.9	445.0	—	—
China Loan Facility	10.7	11.6	—	—

The fair value of our Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of Aleris Corporation common stock, a risk-free interest rate of 2% and expected equity volatility of 50%. Expected equity volatility was determined based on historical stock prices of our peer companies. The fair value of our Senior Notes was estimated using market quotations. The fair value of our accounts receivable, accounts payable and accrued liabilities approximate carrying value. The fair value of our ABL Facility and China Loan Facility approximate the aggregate principal balance outstanding.

11. RELATED PARTY TRANSACTIONS

As discussed in Note 7, “Stock-Based Compensation,” we recorded $2.8 and $7.3 of compensation expense for the three and nine months ended September 30, 2011, respectively, and $2.1 and $2.7 of compensation expense for the three and four months ended September 30, 2010, respectively, associated with the 2010 Equity Plan, the beneficiaries of which are members of our senior management and our nonemployee directors.

During the nine months ended September 30, 2011, certain members of our senior management received 3,842 shares of Aleris Corporation common stock valued at $0.2, which has been recorded as a payable to Aleris Corporation as of September 30, 2011.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantors”) are guarantors of the indebtedness under our Senior Notes. Each of the Guarantors has fully and unconditionally guaranteed, on a joint and several basis, to pay principal and interest related to the Senior Notes and each of the Guarantors are directly or indirectly wholly-owned subsidiaries of the Company. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantors”). The condensed consolidating balance sheet is presented as of September 30, 2011 (Successor) and December 31, 2010 (Successor). The condensed consolidating income statement is presented for the three months ended September 30, 2011 and 2010 (Successor), the nine months ended September 30, 2011 (Successor), the four months ended September 30, 2010 (Successor) and the five months ended May 31, 2010 (Predecessor). The condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2011 (Successor), the four months ended September 30, 2010 (Successor) and the five months ended May 31, 2010 (Predecessor).

	As of September 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$101.9	$—	$164.0	$—	$265.9
Accounts receivable, net	1.2	201.0	328.2	—	530.4
Inventories	—	254.6	417.6	—	672.2
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	14.0	—	14.0
Prepaid expenses and other current assets	0.5	12.7	12.8	—	26.0

Total Current Assets	103.6	468.3	938.2	—	1,510.1
Property, plant and equipment, net	—	280.0	293.1	—	573.1
Intangible assets, net	—	32.3	15.9	—	48.2
Long-term derivative financial instruments	—	—	0.9	—	0.9
Deferred income taxes	—	—	13.8	—	13.8
Other long-term assets	15.7	3.4	16.8	—	35.9
Investments in subsidiaries/ intercompany receivables (payables), net	1,119.2	304.9	(71.0)	(1,353.1)	—

Total Assets	$1,238.5	$1,088.9	$1,207.7	$(1,353.1)	$2,182.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.1	$137.3	$236.0	$—	$376.4
Accrued liabilities	4.5	69.4	145.7	—	219.6
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	4.7	—	4.7

Total Current Liabilities	7.6	206.7	400.2	—	614.5
Long-term debt	535.0	—	14.0	—	549.0
Deferred income taxes	0.6	0.1	9.2	—	9.9
Accrued pension benefits	—	42.9	136.2	—	179.1
Accrued postretirement benefits	—	47.0	—	—	47.0
Other long-term liabilities	0.8	30.3	49.6	—	80.7

Total Long-Term Liabilities	536.4	120.3	209.0	—	865.7
Redeemable preferred stock	5.3	—	—	—	5.3
Aleris International, Inc. Equity	689.2	761.9	591.2	(1,353.1)	689.2
Noncontrolling interest	—	—	7.3	—	7.3

Total Liabilities and Stockholder’s Equity	$1,238.5	$1,088.9	$1,207.7	$(1,353.1)	$2,182.0

	As of December 31, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$37.9	$—	$75.6	$—	$113.5
Accounts receivable, net	1.3	140.7	251.4	—	393.4
Inventories	—	249.6	364.0	—	613.6
Deferred income taxes	—	—	1.6	—	1.6
Current derivative financial instruments	—	—	17.4	—	17.4
Prepaid expenses and other current assets	0.4	8.3	15.1	—	23.8

Total Current Assets	39.6	398.6	725.1	—	1,163.3
Property, plant and equipment, net	—	273.1	236.9	—	510.0
Intangible assets, net	—	33.8	15.9	—	49.7
Long-term derivative financial instruments	—	—	9.3	—	9.3
Deferred income taxes	—	—	13.9	—	13.9
Other long-term assets	10.6	4.3	18.6	—	33.5
Investments in subsidiaries/ intercompany receivables (payables), net	947.3	269.0	(64.1)	(1,152.2)	—

Total Assets	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.2	$88.9	$191.5	$—	$283.6
Accrued liabilities	6.9	48.5	109.8	—	165.2
Deferred income taxes	—	—	13.8	—	13.8
Current maturities of debt	—	—	5.3	—	5.3

Total Current Liabilities	10.1	137.4	320.4	—	467.9
Long-term debt	44.1	—	1.0	—	45.1
Deferred income taxes	0.3	0.2	8.2	—	8.7
Accrued pension benefits	—	52.9	131.6	—	184.5
Accrued postretirement benefits	—	48.5	—	—	48.5
Other long-term liabilities	1.2	30.3	51.7	—	83.2

Total Long-Term Liabilities	45.6	131.9	192.5	—	370.0
Redeemable preferred stock	5.2	—	—	—	5.2
Stockholder’s equity (deficit)	936.6	709.5	442.7	(1,152.2)	936.6

Total Liabilities and Stockholder’s Equity	$997.5	$978.8	$955.6	$(1,152.2)	$1,779.7

	For the three months ended September 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$562.5	$687.2	$(2.6)	$1,247.1
Cost of sales	—	520.7	608.0	(2.6)	1,126.1

Gross profit	—	41.8	79.2	—	121.0
Selling, general and administrative expenses	—	29.0	47.2	—	76.2
Restructuring and other charges	—	0.3	1.3	—	1.6
(Gains) losses on derivative financial instruments	—	(6.8)	7.5	—	0.7
Other operating expense, net	—	0.6	0.2	—	0.8

Operating income	—	18.7	23.0	—	41.7
Interest expense, net	—	10.8	1.0	—	11.8
Reorganization items, net	—	0.1	—	—	0.1
Other (income) expense, net	—	(1.0)	3.5	—	2.5
Equity in net earnings of affiliates	(28.8)	(3.3)	—	32.1	—

Income before income taxes	28.8	12.1	18.5	(32.1)	27.3
Provision for (benefit from) income taxes	1.2	—	(1.5)	—	(0.3)

Net income	27.6	12.1	20.0	(32.1)	27.6

Net loss attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)

Net income attributable to Aleris International, Inc.	$27.6	$12.1	$20.3	$(32.1)	$27.9

	For the three months ended September 30, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$472.8	$586.4	$(2.3)	$1,056.9
Cost of sales	—	429.2	524.5	(2.3)	951.4

Gross profit	—	43.6	61.9	—	105.5
Selling, general and administrative expenses		23.2	33.5	—	56.7
Restructuring and other (gains) charges	—	(0.1)	0.8	—	0.7
Losses (gains) on derivative financial instruments	—	4.7	(18.9)	—	(14.2)

Operating income	—	15.8	46.5	—	62.3
Interest expense, net	—	1.6	1.3	—	2.9
Reorganization items, net	—	4.0	(0.5)	—	3.5
Other expense (income), net	—	0.7	(8.0)	—	(7.3)
Equity in net earnings of affiliates	(60.0)	(0.3)	—	60.3	—

Income before income taxes	60.0	9.8	53.7	(60.3)	63.2
Provision for income taxes	6.2	—	3.2	—	9.4

Net income	$53.8	$9.8	$50.5	$(60.3)	$53.8

	For the nine months ended September 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$1,648.6	$2,126.8	$(8.7)	$3,766.7
Cost of sales	—	1,507.8	1,883.4	(8.7)	3,382.5

Gross profit	—	140.8	243.4	—	384.2
Selling, general and administrative expenses	0.1	81.4	124.5	—	206.0
Restructuring and other charges	—	0.6	2.8	—	3.4
(Gains) losses on derivative financial instruments	—	(5.4)	1.9	—	(3.5)
Other operating expense (income), net	—	1.4	(4.4)	—	(3.0)

Operating (loss) income	(0.1)	62.8	118.6	—	181.3
Interest expense, net	—	29.3	4.9	—	34.2
Reorganization items, net	(0.2)	(1.2)	—	—	(1.4)
Other (income) expense, net	—	(4.7)	1.9	—	(2.8)
Equity in net earnings of affiliates	(143.4)	(7.0)	—	150.4	—

Income before income taxes	143.5	46.4	111.8	(150.4)	151.3
Provision for income taxes	1.8	—	7.8	—	9.6

Net income	141.7	46.4	104.0	(150.4)	141.7

Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income attributable to Aleris International, Inc.	$141.7	$46.4	$104.1	$(150.4)	$141.8

	For the four months ended September 30, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$634.8	$782.8	$(2.8)	$1,414.8
Cost of sales	—	588.1	718.5	(2.8)	1,303.8

Gross profit	—	46.7	64.3	—	111.0
Selling, general and administrative expenses	—	30.0	43.3	—	73.3
Restructuring and other (gains) charges	—	(0.1)	1.3	—	1.2
Losses (gains) on derivative financial instruments	—	6.4	(11.5)	—	(5.1)

Operating income	—	10.4	31.2	—	41.6
Interest expense, net	—	2.2	1.7	—	3.9
Reorganization items, net	1.1	4.8	(0.4)	—	5.5
Other expense (income), net	—	0.6	(7.8)	—	(7.2)
Equity in net earnings of affiliates	(37.0)	(2.6)	—	39.6	—

Income before income taxes	35.9	5.4	37.7	(39.6)	39.4
Provision for income taxes	6.2	—	3.5	—	9.7

Net income (loss)	$29.7	$5.4	$34.2	$(39.6)	$29.7

	For the five months ended May 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$766.3	$879.9	$(3.2)	$1,643.0
Cost of sales	—	686.8	772.2	(3.2)	1,455.8

Gross profit	—	79.5	107.7	—	187.2
Selling, general and administrative expenses	—	32.1	52.1	—	84.2
Restructuring and other charges	—	(0.6)	0.2	—	(0.4)
Losses on derivative financial instruments	—	8.7	19.9	—	28.6
Other operating expense, net	—	0.4	—	—	0.4

Operating income	—	38.9	35.5	—	74.4
Interest expense, net	—	53.7	19.9	—	73.6
Reorganization items, net	777.5	(1,471.4)	(1,533.4)	—	(2,227.3)
Other (income) expense, net	(32.0)	(1.7)	66.4	—	32.7
Equity in net earnings of affiliates	(2,948.4)	38.0	—	2,910.4	—

Income before income taxes	2,202.9	1,420.3	1,482.6	(2,910.4)	2,195.4
(Benefit from) provision for income taxes	(1.2)	(11.7)	4.2	—	(8.7)

Net income	$2,204.1	$1,432.0	$1,478.4	$(2,910.4)	$2,204.1

	For the nine months ended September 30, 2011 (Successor)
	Aleris International, Inc. (Parent)	Guarantor	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$31.2	$49.2	$69.3	$—	$149.7

Investing activities
Payments for property, plant and equipment	—	(49.2)	(59.2)	—	(108.4)
Proceeds from the sale of property, plant, and equipment	—	—	7.8	—	7.8
Net investment in subsidiaries	(50.0)	—	50.0	—	—
Other	—	—	(0.4)	—	(0.4)

Net cash used by investing activities	(50.0)	(49.2)	(1.8)	—	(101.0)

Financing activities
Proceeds from issuance of Senior Notes, net of discount of $10.0	490.0	—	—	—	490.0
Proceeds from China Loan Facility	—	—	11.5	—	11.5
Net payments on other long-term debt	—	—	(1.0)	—	(1.0)
Debt and equity issuance costs	(7.0)	—	(0.2)	—	(7.2)
Contributions from noncontrolling interests	—	—	7.6	—	7.6
Dividends paid	(400.0)	—	—	—	(400.0)
Other	(0.2)	—	2.2	—	2.0

Net cash provided by financing activities	82.8	—	20.1	—	102.9

Effect of exchange rate differences on cash and cash equivalents	—	—	0.8	—	0.8

Net increase in cash and cash equivalents	64.0	—	88.4	—	152.4
Cash and cash equivalents at beginning of period	37.9	—	75.6	—	113.5

Cash and cash equivalents at end of period	$101.9	$—	$164.0	$—	$265.9

	For the four months ended September 30, 2010 (Successor)
	Aleris International, Inc. (Parent)	Guarantor	Non-Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$100.5	$(10.2)	$8.3	$—	$98.6

Investing activities
Payments for property, plant and equipment	—	(14.3)	(11.1)	—	(25.4)
Proceeds from the sale of property, plant, and equipment	—	—	0.3	—	0.3
Other	—	(0.1)	0.2	—	0.1

Net cash used by investing activities	—	(14.4)	(10.6)	—	(25.0)

Financing activities
Proceeds from ABL Facility	24.2	—	36.6	—	60.8
Payments on ABL Facility	(104.2)	—	(38.4)	—	(142.6)
Net payments on other long-term debt	—	—	(0.5)	—	(0.5)
Debt issuance costs	(0.8)	—	(0.2)	—	(1.0)
Other	—	—	(0.3)	—	(0.3)

Net cash used by financing activities	(80.8)	—	(2.8)	—	(83.6)

Effect of exchange rate differences on cash and cash equivalents	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	19.7	(24.6)	1.1	—	(3.8)
Cash and cash equivalents at beginning of period	—	24.6	74.3	—	98.9

Cash and cash equivalents at end of period	$19.7	$—	$75.4	$—	$95.1

	For the five months ended May 31, 2010 (Predecessor)
	Aleris International, Inc. (Parent)	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(360.1)	$35.9	$150.2	$—	$(174.0)

Investing activities
Payments for property, plant and equipment	—	(11.6)	(4.4)	—	(16.0)
Other	—	0.2	0.1	—	0.3

Net cash used by investing activities	—	(11.4)	(4.3)	—	(15.7)

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $22.5	541.1	—	—	—	541.1
Proceeds from issuance of Preferred Stock	5.0	—	—	—	5.0
Proceeds from ABL Facility	80.0	—	—	—	80.0
Proceeds from Exchangeable Notes, net of issuance costs of $1.2	43.8	—	—	—	43.8
Proceeds from DIP Facilities	854.2	—	75.9	—	930.1
Payments on DIP Facilities	(1,131.8)	—	(225.4)	—	(1,357.2)
Net payments on other long-term debt	(0.3)	—	(1.0)	—	(1.3)
Debt issuance costs	(47.7)	—	(6.5)	—	(54.2)
Other	0.2	—	—	—	0.2

Net cash provided (used) by financing activities	344.5	—	(157.0)	—	187.5

Effect of exchange rate differences on cash and cash equivalents	—	—	(7.8)	—	(7.8)

Net (decrease) increase in cash and cash equivalents	(15.6)	24.5	(18.9)	—	(10.0)
Cash and cash equivalents at beginning of period	15.6	0.1	93.2	—	108.9

Cash and cash equivalents at end of period	$—	$24.6	$74.3	$—	$98.9

13. SUBSEQUENT EVENT

On October 19, 2011, our Board of Directors declared a cash dividend of approximately $100.0 to Aleris Corporation, which will be paid on or about November 10, 2011, pro rata, to Aleris Corporation’s stockholders out of cash on hand. The following presents our Consolidated Balance Sheet as of September 30, 2011, on a pro forma basis, as if the dividend had been declared and paid as of September 30, 2011:

	Historical	Pro Forma Adjustments	Pro Forma
ASSETS
Current Assets
Cash and cash equivalents	$265.9	$(100.0)	$165.9
Accounts receivable	530.4	—	530.4
Inventories	672.2	—	672.2
Deferred income taxes	1.6	—	1.6
Current derivative financial instruments	14.0	—	14.0
Prepaid expenses and other current assets	26.0	—	26.0

Total Current Assets	1,510.1	(100.0)	1,410.1
Property, plant and equipment, net	573.1	—	573.1
Intangible assets, net	48.2	—	48.2
Long-term derivative financial instruments	0.9	—	0.9
Deferred income taxes	13.8	—	13.8
Other long-term assets	35.9	—	35.9

Total Assets	$2,182.0	$(100.0)	$2,082.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$376.4	$—	$376.4
Accrued liabilities	219.6	—	219.6
Deferred income taxes	13.8	—	13.8
Current portion of long-term debt	4.7	—	4.7

Total Current Liabilities	614.5	—	614.5
Long-term debt	549.0	—	549.0
Deferred income taxes	9.9	—	9.9
Accrued pension benefits	179.1	—	179.1
Accrued postretirement benefits	47.0	—	47.0
Other long-term liabilities	80.7	—	80.7

Total Long-Term Liabilities	865.7	—	865.7
Redeemable preferred stock	5.3	—	5.3
Stockholder’s Equity
Common stock	—	—	—
Additional paid-in capital	630.9	(72.2)	558.7
Retained earnings	27.8	(27.8)	—
Accumulated other comprehensive income	30.5	—	30.5

Total Aleris International, Inc. Equity	689.2	(100.0)	589.2
Noncontrolling interest	7.3	—	7.3

Total Equity	696.5	(100.0)	596.5

Total Liabilities and Equity	$2,182.0	$(100.0)	$2,082.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Aluminum prices are determined by worldwide forces of supply and demand, and, as a result, aluminum prices are volatile. Primary aluminum prices are established on the London Metal Exchange (“LME”). Average LME aluminum prices per ton during the three months ended September 30, 2011 and 2010 were $2,399 and $2,089, respectively, an increase of 15%. Average LME aluminum prices per ton during the nine months ended September 30, 2011 and 2010 were $2,500 and $2,115, respectively, an increase of 18%.

For a majority of our businesses, LME aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 70% of our costs of sales for the three and nine months ended September 30, 2011. Aluminum prices, plus a conversion charge for alloying and processing metal, comprise the invoice prices we charge our customers. As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, the impact of these price changes on our profitability is limited.

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

Our Reorganization

On February 5, 2010, the entity formerly known as Aleris International, Inc. (the “Predecessor”) and most of its wholly-owned U.S. subsidiaries and Aleris Deutschland Holding GmbH, a wholly-owned German subsidiary, (collectively, the “Debtors”) filed a joint plan of reorganization in the cases of the Debtors and a related Disclosure Statement for the Plan of Aleris International, Inc. and its Debtors (the “Disclosure Statement”) with the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”). On March 12, 2010, the Bankruptcy Court approved the Disclosure Statement and authorized the Debtors to begin soliciting votes from their creditors to accept or reject the Plan (as defined below). On May 13, 2010, the Bankruptcy Court entered an order confirming the Plan.

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

On October 4, 2011, we announced that we will realign our operating structure into two global business units (Global Rolled and Extruded Products, and Global Recycling) to better support our global growth strategies and the global market objectives of our customers. We currently anticipate that our realignment will become effective January 1, 2012. We have not yet determined the effect, if any, that the realignment will have on our reportable business segments. The following discussion pertains to our current operating structure and current reportable business segments.

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

For the three and nine months ended September 30, 2011, the RPNA segment generated $365.5 million and approximately $1.1 billion of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Rolled Products North America
Segment income	$19.1	$17.8	$53.6	$15.2	$38.1
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(4.4)	—	(2.5)	—
Depreciation and amortization	9.5	9.2	29.2	12.1	9.6
Other	0.3	—	0.6	—	0.6
(Favorable) unfavorable metal price lag	(1.8)	1.8	(3.0)	6.8	(5.8)

Segment Adjusted EBITDA	$27.1	$24.4	$80.4	$31.6	$42.5

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

For the three and nine months ended September 30, 2011, the RSAA segment generated $247.1 million and $750.3 million of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Recycling and Specification Alloys Americas
Segment income	$18.7	$9.9	$55.7	$12.7	$26.4
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	0.2	—	1.9	—
Depreciation and amortization	1.7	2.0	5.1	2.7	2.9
Other	0.4	—	(0.2)	—	(0.2)

Segment Adjusted EBITDA	$20.8	$12.1	$60.6	$17.3	$29.1

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

For the three and nine months ended September 30, 2011, the Europe segment generated $636.5 million and approximately $2.0 billion of our consolidated revenues. Segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Europe
Segment income	$47.7	$27.2	$136.9	$18.5	$60.2
Impact of recording amounts at fair value through fresh-start and purchase accounting	0.9	3.0	2.2	24.9	1.6
Depreciation and amortization	5.0	3.2	14.0	4.5	6.8
Other	11.3	(0.6)	6.2	(0.8)	(0.1)
(Favorable) unfavorable metal price lag	(6.9)	11.3	(3.3)	13.5	(28.8)

Segment Adjusted EBITDA	$58.0	$44.1	$156.0	$60.6	$39.7

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

In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. Cash collateral posted against our derivative financial instruments totaled $1.7 million and $3.6 million at September 30, 2011 and December 31, 2010, respectively.

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

Recent Developments

Realignment of our Operating Structure

On October 4, 2011, we announced that we will realign our operating structure into two global business units (Global Rolled and Extruded Products, and Global Recycling) to better support our global growth strategies and the global market objectives of our customers. We currently anticipate that our realignment will become effective January 1, 2012. We have not yet determined the effect, if any, that the realignment will have on our reportable business segments.

October Stockholder Dividend

On October 19, 2011, our Board of Directors declared a cash dividend of approximately $100.0 million to Aleris Corporation, which will be paid as a dividend on or about November 10, 2011, pro rata, to Aleris Corporation’s stockholders out of cash on hand (the “October Stockholder Dividend”). This dividend is not reflected in our September 30, 2011 financial statements, however, the pro forma effect of the October Stockholder Dividend is presented in Note 13, “Subsequent Event,” to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Seasonality and Management Outlook

Many of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger automotive and can sheet demand. Such factors typically result in higher operating income in the first half of the year.

Certain end-use industries we serve typically experience reduced production and/or demand in the fourth quarter. As a result of this seasonality, our fourth quarter revenues, segment income and Adjusted EBITDA often lag the third quarter. While LME aluminum prices have generally been higher than in the prior year, average LME prices declined by 8% in the third quarter of 2011 compared to the second quarter of 2011 and were comparable to the average LME prices of the fourth quarter of 2010. Should the recent downward LME price trend continue, year-over-year revenue comparisons will be negatively impacted. In addition, continued uncertainty over the resolution of the European sovereign debt crisis, slowing industrial production in Europe and caution related to the strength of the recovery in North America are expected to further impact fourth quarter performance. While demand from other key end-use industries, including aerospace, automotive and transportation, continues to be strong, the factors listed above, including broader economic uncertainty, are expected to result in lower overall demand than the prior year’s fourth quarter.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Review of Consolidated Results

Revenues for the three months ended September 30, 2011 were approximately $1.2 billion compared to approximately $1.1 billion for the three months ended September 30, 2010. The 18% increase in revenues reflects a 12% increase in average selling prices, driven by higher aluminum prices and improved product mix as a result of significantly higher demand from the aerospace and automotive industries in addition to higher overall rolling margins. Volumes increased 3%, excluding the sale of our Brazilian recycling operations as increased demand from the aerospace and automotive industries more than offset a decrease in demand from the North American building and construction industry.

Gross profit for the three months ended September 30, 2011 was $121.0 million compared to $105.5 million for the three months ended September 30, 2010. Third quarter 2011 results benefited from improved mix, which increased gross profit by approximately $6.0 million, while improved pricing and wider scrap spreads added an estimated $15.0 million. Pricing and scrap spreads improved as a result of price increases implemented by many of our businesses and wider scrap spreads and increased use of scrap by our rolled products operations. In addition, gross profits were reduced by $4.0 million in the three months ended September 2010 as a result of the adjustment of inventories to fair value upon emergence from bankruptcy. Gross profit in the third quarter of 2011 was negatively impacted by an estimated $14.8 million unfavorable metal price lag, excluding $23.5 million of realized gains on aluminum derivative financial instruments. For the third quarter of 2010, gross profit was negatively impacted by $2.4 million of metal price lag. Inflation in energy and other input and personnel costs as well as higher spending for outside processing costs were more than offset by the impact of our pricing initiatives and productivity savings generated by our AOS initiatives.

Selling, general and administrative (“SG&A”) expenses were $76.2 million for the three months ended September 30, 2011 as compared to $56.7 million for the three months ended September 30, 2010. The $19.5 million increase primarily related to $11.9 million of contract termination costs as a result of terminating our research and development agreement with Tata Steel, successor to Corus Group Ltd., during the third quarter of 2011, increases in start-up costs associated with our joint venture in China, personnel costs, stock-based compensation expense and professional fees.

During the three months ended September 30, 2011 and 2010, we recorded realized (gains) losses on derivative financial instruments of $(21.6) million and $6.7 million, respectively, and unrealized (gains) losses of $22.3 million and $(20.9) million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period.

Third quarter 2011 results also reflect a $8.9 million increase in interest expense resulting from higher levels of debt outstanding as a result of the issuance of the Senior Notes in the first quarter of 2011. Other expense (income) increased $9.8 million in the third quarter of 2011, primarily due to reduced currency exchange gains on intercompany debt and working capital denominated in nonfunctional currencies in both the U.S. and Europe.

The following table presents key financial and operating data on a consolidated basis for the three months ended September 30, 2011 and 2010:

	(Successor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010
	(in millions)
Revenues	$1,247.1	$1,056.9
Cost of sales	1,126.1	951.4

Gross profit	121.0	105.5
Gross profit as a percentage of revenue	9.7%	10.0%
Selling, general and administrative expenses	76.2	56.7
Restructuring and impairment charges	1.6	0.7
Losses (gains) on derivative financial instruments	0.7	(14.2)
Other operating expense, net	0.8	—

Operating income	41.7	62.3
Interest expense, net	11.8	2.9
Reorganization items, net	0.1	3.5
Other expense (income), net	2.5	(7.3)

Income before income taxes	27.3	63.2
(Benefit from) provision for income taxes	(0.3)	9.4

Net income	27.6	53.8

Net loss attributable to noncontrolling interest	(0.3)	—

Net income attributable to Aleris International, Inc.	$27.9	$53.8

Total segment income	$85.5	$54.9
Corporate general and administrative expenses	(16.1)	(10.6)
Restructuring and impairment charges	(1.6)	(0.7)
Interest expense, net	(11.8)	(2.9)
Unallocated (losses) gains on derivative financial instruments	(22.5)	20.0
Reorganization items, net	(0.1)	(3.5)
Unallocated currency translation (losses) gains	(6.0)	7.2
Other expense, net	(0.1)	(1.2)

Income before income taxes	$27.3	$63.2

Revenues and Pounds Invoiced

The following tables show revenues and pounds invoiced by segment:

	(Successor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010
	(in millions)
Revenues:
Rolled Products North America	$365.5	$322.4
Recycling and Specification Alloys Americas	247.1	224.8
Europe	636.5	513.5
Intersegment revenues	(2.0)	(3.8)

Consolidated revenues	$1,247.1	$1,056.9

Pounds invoiced:
Rolled Products North America	215.9	221.8
Recycling and Specification Alloys Americas	502.5	532.4
Europe	424.7	426.1

Total pounds invoiced	1,143.1	1,180.3

The following table presents the estimated impact of key factors that resulted in the 18% increase in our consolidated revenues from 2010:

	RPNA	RSAA	Europe	Consolidated
Price	15%	14%	10%	12%
Volume/mix	(2)	11	4	4
Currency	—	—	10	5
Sale of Brazil facility	—	(15)	—	(3)

Total percentage increase	13%	10%	24%	18%

Rolled Products North America Revenues

RPNA revenues for the three months ended September 30, 2011 were $365.5 million compared to $322.4 million for the three months ended September 30, 2010. The $43.1 million increase was primarily due to the following:

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $39.0 million of the increase in revenues; and

•	higher rolling margins resulting primarily from a series of price increases implemented during 2010, which increased revenues by approximately $8.0 million.

These increases were partially offset by a 3% decrease in shipment levels, which resulted in a decrease in revenues of approximately $7.0 million. The decrease in volume was driven by a 15% reduction in demand from the building and construction industry partially offset by continued improvements in demand in the transportation industry and a slight rebound in the metal distribution industry.

Recycling and Specification Alloys Americas Revenues

RSAA revenues for the three months ended September 30, 2011 were $247.1 million compared to $224.8 million for the three months ended September 30, 2010. The $22.3 million increase was primarily due to the following:

•	higher selling prices for our products resulting from higher aluminum prices, which increased revenues by approximately $31.0 million; and

•

a 9% increase in North America invoiced pounds, which increased revenues by approximately $24.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry as demand recovered from previous levels which were impacted by the Japanese earthquake earlier in the year.

These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by $33.2 million.

Europe Revenues

Revenues from our Europe segment for the three months ended September 30, 2011 were $636.5 million compared to $513.5 million for the three months ended September 30, 2010. The $123.0 million increase was primarily due to the following:

•

an increase in rolling margins resulting from a series of price increases and higher selling prices for our recycled products driven by higher aluminum prices. These factors increased revenues by approximately $43.0 million;

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $7.0 million of the increase in revenues;

•	a weaker U.S. dollar, which increased revenues by approximately $53.0 million; and

•	a favorable mix of products sold, which increased revenues by approximately $20.0 million. The improvement in mix was a result of increased demand from the aerospace and automotive industries.

Segment Income

	(Successor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010
	(in millions)
Segment income:
Rolled Products North America	$19.1	$17.8
Recycling and Specification Alloys Americas	18.7	9.9
Europe	47.7	27.2

Total segment income	85.5	54.9
Items not included in gross profit:
Segment selling, general and administrative expense	60.1	46.1
Realized (gains) losses on derivative financial instruments	(21.8)	5.8
Other operating expense, net	0.8	—
Other income, net	(3.6)	(1.3)

Gross profit	$121.0	$105.5

Rolled Products North America Segment Income

RPNA segment income for the three months ended September 30, 2011 was $19.1 million compared to $17.8 million for the three months ended September 30, 2010. The $1.3 million increase was primarily due to the following:

•

contribution margins benefited from improved rolling margins resulting primarily from a series of successful pricing initiatives in the preceding quarters, which increased segment income by approximately $8.0 million. Contribution margins also benefited from higher scrap utilization and increased benefits from scrap spreads which increased segment income by approximately $5.0 million; and

•

contribution margins were also positively impacted by metal price lag, which decreased segment income by an estimated $1.8 million in the third quarter of 2010 and increased segment income by an estimated $1.8 million in the third quarter of 2011.

These increases were partially offset by:

•	lower shipment volumes, which decreased segment income by approximately $5.0 million;

•

the impact of the application of fresh-start accounting rules, which reduced costs of sales in 2010 by approximately $2.4 million associated with the write-down of certain inventory to fair value upon emergence;

•

the exclusion of $2.0 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the three months ended September 30, 2010; and

•	inflation in paint, freight and other input costs.

Recycling and Specification Alloys Segment Income

RSAA segment income for the three months ended September 30, 2011 was $18.7 million compared to $9.9 million for the three months ended September 30, 2010. The $8.8 million increase was primarily due to the following:

•	higher LME prices and metal spreads increased contribution margins by approximately $5.0 million;

•	higher volumes, which increased segment income by approximately $2.0 million;

•	productivity gains, which offset increased costs as a result of inflation; and

•	the sale of our Brazilian operations, which lost $2.0 million in 2010.

Europe Segment Income

Europe segment income for the three months ended September 30, 2011 was $47.7 million compared to $27.2 million for the three months ended September 30, 2010. The $20.5 million increase was primarily due to the following:

•

a favorable mix of products sold during the third quarter of 2011 compared to the prior year period, which increased segment income by approximately $8.0 million. The increase in shipments and improved mix were a result of higher demand from the aerospace and automotive industries;

•	productivity related savings substantially offset inflation in energy and employee costs;

•

favorable metal price lag in the third quarter of 2011 compared to the prior year’s quarter, which increased contribution margins and segment income by an estimated $18.2 million. Metal price lag decreased third quarter 2010 segment income by approximately $11.3 million while increasing third quarter 2011 segment income by an estimated $6.9 million;

•

the impact of the application of fresh-start accounting rules, which reduced costs of sales in 2010 by approximately $6.1 million associated with the write-down of certain inventory to fair value upon emergence; and

•	a weaker U.S. dollar and one-time gains, which increased segment income by approximately $7.0 million.

These increases were partially offset by the following:

•	$11.9 million of contract termination costs recorded during the third quarter of 2011 associated with our research and development agreement with Tata Steel; and

•

the exclusion of $3.0 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the three months ended September 30, 2010.

Selling, General and Administrative Expenses

Consolidated SG&A expenses were $76.2 million for the three months ended September 30, 2011 as compared to $56.7 million for the three months ended September 30, 2010. The $19.5 million increase was primarily due to the following:

•

corporate SG&A expense increased $5.5 million primarily due to a $2.2 million increase in start-up costs associated with our joint venture in China, a $1.3 million increase in personnel costs, and a $0.7 million increase in stock-based compensation expense; and

•

segment SG&A expense increased $14.0 million in the third quarter of 2011 as compared to the prior year period primarily due to the termination of our research and development agreement with Tata Steel during the third quarter of 2011.

(Gains) Losses on Derivative Financial Instruments

During the three months ended September 30, 2011 and 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Successor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010
	(in millions)
Realized (gains) losses
Metal	$(22.6)	$5.7
Natural gas	0.8	1.0
Currency	0.2	—

Unrealized losses (gains)
Metal	18.6	(22.3)
Natural gas	2.5	1.4
Currency	1.2	—

Total losses (gains)	$0.7	$(14.2)

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

As our emergence from bankruptcy established a new entity for financial reporting purposes, the emergence date fair value of all derivative financial instruments are not reported as realized (gains) losses upon settlement. This is due to the fact that the Successor acquired these derivative financial instruments at their fair value as of the emergence date. As such, the realized losses (gains) reported in the Successor periods represent only the changes in fair value of those derivative financial instruments since the emergence date. Similarly, no reversals of the unrealized (gains) losses recorded by the Predecessor, which are equal to the emergence date fair value of those instruments, are recorded upon settlement. While this does not change the total “Losses (gains) on derivative financial instruments” reported in the Consolidated Income Statement, it does impact the amount of realized and unrealized (gains) losses recorded and, as a result, segment income. During the three months ended September 30, 2011 and 2010, $(0.9) million and $5.1 million, respectively, of economic (gains) losses, representing the emergence date fair value of derivative financial instruments that settled during the period, were excluded from realized losses and segment income. Such economic (gains) losses will continue to be excluded from segment income until all derivative financial instruments entered into prior to the emergence date are settled. Realized (gains) losses on derivative financial instruments entered into subsequent to the emergence date will not be affected.

As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing aluminum and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended September 30, 2011, we estimate that gross profit was reduced by approximately $14.8 million from aluminum price changes while we experienced hedge gains of $23.5 million, including $0.9 million of economic gains not recorded within realized gains as discussed above. The resulting $8.7 million of favorable metal price lag improved our operating results in the third quarter of 2011. Realized hedge gains exceeded the negative impact of unfavorable changes in aluminum prices as a result of the timing of forecasted shipments and the impact of currency rate fluctuations on the hedge book.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2011 increased $8.9 million from 2010. The increase in interest expense resulted from higher levels of debt outstanding as a result of the issuance of the Senior Notes in the first quarter of 2011.

Provision for (Benefit from) Income Taxes

Our effective tax rate was (1.1)% and 14.9% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 and 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with certain U.S. long-term liabilities and to utilize certain foreign net operating loss carry forwards. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.

Other than those in Germany, most of the tax attributes generated by the Predecessor’s non-filing foreign subsidiaries (net operating loss carryforwards) survived the Chapter 11 proceedings. We expect to use these tax attributes to reduce future tax liabilities. We will assess the ability to utilize these carryforwards on an ongoing basis.

Nine Months Ended September 30, 2011 Compared to the Four Months Ended September 30, 2010 and the Five Months Ended May 31, 2010

Review of Consolidated Results

Revenues for the nine months ended September 30, 2011 were approximately $3.8 billion compared to approximately $1.4 billion and $1.6 billion for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The 23% increase in revenues reflects a 9% increase in volume, excluding the impact of the sale of our Brazilian recycling facility, as most of our segments benefited from improved economic conditions as compared to 2010, as well as a 16% increase in average selling prices driven by higher aluminum prices, improved product mix and higher rolling margins.

Gross profit for the nine months ended September 30, 2011 was $384.2 million compared to $111.0 million for the four months ended September 30, 2010 and $187.2 million for the five months ended May 31, 2010. The 2011 results benefited from improved volumes and a more favorable mix of products sold, which increased gross profit by approximately $38.0 million, while higher pricing and wider scrap spreads added an additional $50.0 million. Pricing and scrap spreads improved as a result of price increases implemented by many of our businesses and wider scrap spreads and increased scrap utilization by our rolled products operations. In addition, 2010 gross profits were reduced by $33.0 million in the four months ended September 30, 2010 as a result of the adjustment of inventories to fair value upon emergence. Gross profit in the nine months ended September 30, 2011 was negatively impacted by an estimated $14.6 million of unfavorable metal price lag, excluding $20.8 million of realized gains on aluminum derivative financial instruments. For the nine months ended September 30, 2010, gross profit was positively impacted by $15.7 million of metal price lag. Negatively impacting 2011 gross profit was a $9.7 million increase in depreciation expense, primarily associated with the increase in fixed asset values upon emergence from bankruptcy. Inflation in energy and other input and personnel costs as well as higher spending for outside processing costs were more than offset by pricing initiatives and productivity savings generated by our AOS initiatives.

SG&A expenses were $206.0 million for the nine months ended September 30, 2011 as compared to $73.3 million and $84.2 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $48.5 million increase was primarily due to an increase in start-up costs associated with our joint venture in China, personnel costs, stock-based compensation expense, professional fees, research and development expense as well as a weakening U.S. dollar. In addition, we terminated our research and development agreement with Tata Steel during the third quarter of 2011 and, as a result, recorded $11.9 million of contract termination costs in third quarter 2011.

During the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 31, 2010, we recorded realized losses (gains) of $(16.9) million, $7.1 million and $(10.6) million, respectively, and unrealized (gains) losses of $13.4 million, $(12.2) million and $39.2 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period.

Our 2011 year-to-date results also reflect a $43.3 million decrease in interest expense compared to the first nine months of 2010, resulting from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy, partially offset by the Senior Notes issuance. Significantly impacting our operating results for the five months ended May 31, 2010 were gains from our reorganization, which totaled $2.2 billion and included the settlement or cancellation of our prepetition debts. Other (income) expense, net in the first nine months of 2011 increased $28.3 million compared to the first nine months of 2010, primarily due to currency exchange losses recorded in 2010 related to our debtor-in-possession financing obligations, a portion of which were denominated in nonfunctional currencies in both the U.S. and Europe.

The following table presents key financial and operating data on a consolidated basis for the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 31, 2010:

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Revenues	$3,766.7	$1,414.8	$1,643.0
Cost of sales	3,382.5	1,303.8	1,455.8

Gross profit	384.2	111.0	187.2
Gross profit as a percentage of revenues	10.2%	7.8%	11.4%
Selling, general and administrative expenses	206.0	73.3	84.2
Restructuring and impairment charges (gains)	3.4	1.2	(0.4)
(Gains) losses on derivative financial instruments	(3.5)	(5.1)	28.6
Other operating (income) expense, net	(3.0)	—	0.4

Operating income	181.3	41.6	74.4
Interest expense, net	34.2	3.9	73.6
Reorganization items, net	(1.4)	5.5	(2,227.3)
Other (income) expense, net	(2.8)	(7.2)	32.7

Income before income taxes	151.3	39.4	2,195.4
Provision for (benefit from) income taxes	9.6	9.7	(8.7)

Net income	141.7	29.7	2,204.1

Net loss attributable to noncontrolling interest	(0.1)	—	—

Net income attributable to Aleris International, Inc.	$141.8	$29.7	$2,204.1

Total segment income	$246.2	$46.4	$124.7
Corporate general and administrative expenses	(43.8)	(13.5)	(12.2)
Restructuring and impairment (charges) gains	(3.4)	(1.2)	0.4
Interest expense, net	(34.2)	(3.9)	(73.6)
Unallocated (losses) gains on derivative financial instruments	(13.8)	11.2	(38.8)
Reorganization items, net	1.4	(5.5)	2,227.3
Unallocated currency translation (losses) gains	(0.2)	7.4	(32.0)
Other expense, net	(0.9)	(1.5)	(0.4)

Income before income taxes	$151.3	$39.4	$2,195.4

Revenues and Pounds Invoiced

The following tables show revenues and pounds invoiced by segment:

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Revenues:
Rolled Products North America	$1,054.6	$428.5	$507.2
Recycling and Specification Alloys Americas	750.3	302.4	373.7
Europe	1,967.9	688.5	769.1
Intersegment revenues	(6.1)	(4.6)	(7.0)

Total revenues	$3,766.7	$1,414.8	$1,643.0

Pounds invoiced:
Rolled Products North America	634.6	295.6	345.6
Recycling and Specification Alloys Americas	1,501.7	699.8	787.5
Europe	1,346.0	577.1	668.9

Total pounds invoiced	3,482.3	1,572.5	1,802.0

The following table presents the estimated impact of key factors that resulted in the 23% increase in our consolidated revenues from 2010:

	RPNA	RSAA	Europe	Consolidated
Price	13%	14%	17%	16%
Volume/mix	—	11	11	7
Currency	—	—	7	3
Sale of Brazil facility	—	(14)	—	(3)

Total percentage increase	13%	11%	35%	23%

Rolled Products North America Revenues

RPNA revenues for the nine months ended September 30, 2011 were approximately $1.1 billion compared to $428.5 million and $507.2 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $118.9 million increase was primarily due to the following:

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $110.0 million of the increase in revenues; and

•	higher rolling margins resulting from price increases implemented during the second half of 2010, which increased revenues by approximately $14.0 million.

Recycling and Specification Alloys Americas Revenues

RSAA revenues for the nine months ended September 30, 2011 were $750.3 million compared to $302.4 million and $373.7 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $74.2 million increase was primarily due to the following:

•

a 15% increase in North America invoiced pounds, which increased revenues by approximately $73.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry; and

•	higher selling prices for our products resulting from higher aluminum prices, which increased revenues by approximately $94.0 million.

These increases were partially offset by the sale of our Brazilian recycling facility which reduced revenues by $93.5 million.

Europe Revenues

Revenues from our Europe segment for the nine months ended September 30, 2011 were approximately $2.0 billion compared to $688.5 million and $769.1 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $510.3 million increase was primarily due to the following:

•

an 8% increase in shipment levels and a favorable mix of products sold, which increased revenues by approximately $161.0 million. The increase in shipments was a result of higher demand from the automotive, aerospace and most other industries served by this segment when compared to the first nine months of the prior year;

•

an increase in rolling margins resulting from a series of price increases and higher aluminum prices which resulted in higher selling prices for our recycled products. These factors increased revenues by approximately $139.0 million;

•

higher LME aluminum prices, which resulted in increases in the average price of primary aluminum included in our invoiced prices. Aluminum price increases accounted for approximately $129.0 million of the increase in revenues; and

•	a weaker U.S. dollar, which increased revenues by approximately $112.0 million.

Segment Income

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Segment income:
Rolled Products North America	$53.6	$15.2	$38.1
Recycling and Specification Alloys Americas	55.7	12.7	26.4
Europe	136.9	18.5	60.2

Total segment income	246.2	46.4	124.7
Items not included in gross profit:
Segment selling, general and administrative expense	162.2	59.8	72.0
Realized (gains) losses on derivative financial instruments	(17.3)	6.1	(10.3)
Other operating (income) expense, net	(3.0)	—	0.4
Other (income) expense, net	(3.9)	(1.3)	0.4

Gross profit	$384.2	$111.0	$187.2

Rolled Products North America Segment Income

RPNA segment income for the nine months ended September 30, 2011 was $53.6 million compared to $15.2 million and $38.1 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $0.3 million increase was primarily due to the following:

•

contribution margins benefited from improved rolling margins resulting from a series of successful pricing initiatives in the preceding periods, which increased segment income by approximately $14.0 million. In addition, higher scrap utilization and increased benefits from scrap spreads increased segment income by approximately $14.0 million; and

•

favorable metal price lag in the first nine months of 2011 compared to the prior year’s period, which increased contribution margins and segment income by an estimated $4.0 million. Metal price lag decreased the first nine months 2010 segment income by approximately $1.0 million while increasing the first nine months of 2011 segment income by an estimated $3.0 million.

These increases were partially offset by:

•

an 8% increase in cash conversion costs per pound as compared to the prior year period. These cost increases resulted from higher costs associated with outside processing necessary to produce the current mix of products, less than optimal rates of production at our Richmond, Virginia rolling mill, higher paint and freight costs and higher spending on supplies and repairs and maintenance as compared to the prior year period;

•	higher depreciation expense associated with the increase in fixed asset values upon emergence from bankruptcy, which reduced segment income by $7.0 million; and

•

the exclusion of $3.5 million of economic losses on derivative financial instruments from segment income in 2010. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the seven months ended September 30, 2010.

Recycling and Specification Alloys Segment Income

RSAA segment income for the nine months ended September 30, 2011 was $55.7 million compared to $12.7 million and $26.4 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $16.6 million increase was primarily due to the following:

•	productivity gains which offset increased costs as a result of inflation;

•	higher volumes, which increased segment income by approximately $8.0 million;

•	higher LME prices, which increased the selling prices of certain recycled products were partially offset by tighter metal spreads, which increased contribution margins by approximately $3.0 million;

•	$4.2 million of gains associated with the recovery of previously written off accounts receivable and insurance proceeds; and

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $2.2 million of costs of sales associated with the write-up of inventory to fair value in June 2010 upon emergence.

Europe Segment Income

Europe segment income for the nine months ended September 30, 2011 was $136.9 million compared to $18.5 million and $60.2 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. The $58.2 million increase was primarily due to the following:

•

higher volumes and a favorable mix of products sold during the first nine months of 2011 compared to the prior year period, which increased segment income by approximately $30.0 million. The increase in shipments and improved mix was primarily a result of higher demand from the aerospace and automotive industries;

•

the impact of the application of fresh-start accounting rules, which resulted in the recognition of an additional $29.9 million of costs of sales in 2010 associated with the write-up of inventory to fair value in June 2010;

•

contribution margins were significantly impacted by higher rolling margins resulting from a series of price increases and higher selling prices for recycled products, which increased segment income by approximately $27.0 million;

•	productivity related savings, which offset inflation in freight, energy and employee costs and higher research and development expense; and

•	the sale of land at our Duffel, Belgium facility, which generated segment income of $4.2 million.

These increases were partially offset by the following:

•

less favorable metal price lag in the first nine months of 2011 compared to the prior year’s period, which decreased contribution margins and segment income by an estimated $12.1 million. Metal price lag increased the first nine months 2010 segment income by approximately $15.3 million while increasing the 2011 first nine months segment income by an estimated $3.2 million;

•	$11.9 million of contract termination costs recorded during the third quarter of 2011 associated with the cancelation of our research and development agreement with Tata Steel; and

•

the exclusion of $3.4 million of economic losses on derivative financial instruments from segment income in 2010 and the exclusion of $2.2 million of economic gains in 2011. These economic losses represent the Effective Date fair value of derivative financial instruments that settled during the period.

Selling, General and Administrative Expenses

Consolidated SG&A expenses increased $48.5 million in the nine months ended September 30, 2011 as compared to the prior year period. This increase was primarily due to the following:

•

corporate SG&A expense increased $18.1 million primarily due to a $6.2 million increase in start-up costs associated with our joint venture in China, a $3.3 million increase in personnel costs, a $3.3 million increase in stock-based compensation expense and a $2.3 million increase in professional and consulting fees; and

•

segment SG&A expense increased $30.4 million in the first nine months of 2011 as compared to the prior year period primarily due to an $11.9 million charge related to the termination of our research and development agreement with Tata Steel, an $8.0 million increase in personnel costs, and a $6.0 million increase in professional fees.

As a percentage of revenues, consolidated SG&A expense remained at approximately 5%.

(Gains) Losses on Derivative Financial Instruments

During the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 31, 2010, we recorded the following realized and unrealized (gains) and losses on derivative financial instruments:

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Realized (gains) losses
Metal	$(18.6)	$6.3	$(11.8)
Natural gas	1.5	0.8	1.2
Currency	0.2	—	—
Unrealized losses (gains)
Metal	8.9	(13.6)	38.4
Natural gas	3.7	1.4	0.8
Currency	0.8	—	—

Total (gains) losses	$(3.5)	$(5.1)	$28.6

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

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2011 decreased $43.3 million from the comparable period of 2010. The decrease in interest expense resulted from lower levels of debt outstanding as a result of our reorganization and emergence from bankruptcy, partially offset by the Senior Notes issuance in the first quarter of 2011.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported as reorganization items pursuant to ASC 852. Reorganization items also include provisions and adjustments to record the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net consisted of the following items:

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Gain on settlement of liabilities subject to compromise	$—	$—	$(2,204.0)
Fresh-start accounting	—	—	(61.6)
Professional fees and expenses	1.4	3.9	34.3
Write-off of debt issuance costs	—	—	7.6
U.S. Trustee fees	—	0.3	0.6
Liquidation of Canada LP	(2.4)	—	(5.1)
Other	(0.4)	1.3	0.9

Total Reorganization Items, net	$(1.4)	$5.5	$(2,227.3)

Provision for (Benefit from) Income Taxes

Our effective tax rate was 6.3% for the nine months ended September 30, 2011; 24.6% for the four months ended September 30, 2010 and (0.4)% for the five months ended May 31, 2010, respectively. The effective tax rate for the nine months ended September 30, 2011, four months ended September 30, 2010 and five months ended May 31, 2010 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.

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

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:

Cash Flows

The following table summarizes our operating, investing and financing activities for the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 31, 2010.

	(Successor)		(Predecessor)
	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Net cash provided (used) by:
Operating activities	$149.7	$98.6	$(174.0)
Investing activities	(101.0)	(25.0)	(15.7)
Financing activities	102.9	(83.6)	187.5

Cash Flows from Operating Activities

Cash flows provided by operating activities were $149.7 million for the nine months ended September 30, 2011, which resulted from $ 214.4 million of cash from earnings partially offset by a $60.0 million increase in net operating assets and $4.7 million of payments for reorganization and restructuring items. The significant components of the change in net operating assets include increases of $130.7 million, $53.5 million and $127.9 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices. Our days sales outstanding at September 30, 2011 remained consistent with December 31, 2010 at 39, however, revenues in the month of September 2011 were approximately $113.4 million higher than the month of December 2010 leading to an increase in accounts receivable. Our days inventory outstanding increased slightly from year end as certain segments experienced less than forecasted sales during September. Our days payables outstanding increased from 23 at year end to 26 at September 30, 2011 as more favorable terms from certain suppliers were negotiated during the year. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. The increase in accrued liabilities reflects higher accruals for interest expense, professional fees and seasonal increases in employee benefit costs in Europe.

Cash flows provided by operating activities were $98.6 million for the four months ended September 30, 2010, which resulted from a $83.5 million decrease in net operating assets and $35.5 of cash from earnings partially offset by $20.4 million of payments for reorganization and restructuring items. The significant components of the change in net operating assets include decreases of $15.7 million, $23.1 million and $27.2 million in accounts receivable, inventories and accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

Cash flows used by investing activities were $101.0 million for the nine months ended September 30, 2011 and included $108.4 million of capital expenditures partially offset by $7.8 million of proceeds from the sale of property, plant and equipment. Cash used in investing activities was $25.0 million for the four months ended September 30, 2010, which consisted of $25.4 million of capital spending. Cash used in investing activities was $15.7 million for the five months ended May 31, 2010, which consisted of $16.0 million of capital spending. The increase in capital expenditures in 2011 is primarily due to $21.4 million of strategic spending related to our China Joint Venture as well as spending to increase our capacity and scrap processing capabilities.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2011 includes $490.0 million of net proceeds from the issuance of the Senior Notes and $11.5 million of net proceeds from the China Loan Facility partially offset by dividend payments totaling $400.0 million to Aleris Corporation, which were then paid as dividends, pro rata, to the stockholders of Aleris Corporation.

Net cash used by financing activities totaled $83.6 million for the four months ended September 30, 2010, which consisted primarily of net payments on our ABL Facility.

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

On October 14, 2011, we exchanged the Senior Notes for $500.0 million of our new 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended. The notes issued in the exchange offer are substantially identical to the Senior Notes, except that the new notes have been registered under the federal securities laws, are not subject to transfer restrictions, are not entitled to certain registration rights and will not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

China Loan Facility

On March 29, 2011, our China Joint Venture entered into the China Loan Facility, a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch, consisting of a $100.0 million term loan facility, a ¥532.0 million term loan facility and a combined USD/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 million (or equivalent to approximately ¥232.8 million). In October 2011, the China Joint Venture and the Bank of China agreed to amend the agreement to increase the interest rate on future draws. The interest rate on the term USD facility was six month USD LIBOR plus 2.9% (now six month USD LIBOR plus 5.0%) and three month USD LIBOR plus 2.6% (now three month USD LIBOR plus 5.0%) for any USD revolving loan. The interest rate on the term RMB facility and RMB loans under the revolving credit facility was ninety percent (90%) of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China (now one hundred ten percent (110%) of such rate). During the three and nine months ended September 30, 2011, $5.8 million and $11.5 million, respectively, were drawn under the term loan facility and draws on the combined USD/RMB revolving facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Our China Joint Venture is an unrestricted subsidiary under the indenture governing the senior notes.

ABL Facility

In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly-owned Swiss subsidiary), and $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly-owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, Euros, and certain other currencies. As of September 30, 2011, we estimate that our borrowing base would have supported borrowings up to $537.4 million. After giving effect to outstanding letters of credit of $42.1 million, we had $495.3 million available for borrowing as of September 30, 2011.

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

As of September 30, 2011, we had no amounts outstanding under the ABL Facility.

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

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceed the applicable borrowing base in effect at such time, we are required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Facility is less than the greater of (x) $50.0 million and (y) 15.0% of the lesser of the total commitments or the borrowing base under the ABL Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the ABL Facility.

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

Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of September 30, 2011.

6% Senior Subordinated Exchangeable Notes

On the Effective Date, we issued $45.0 million aggregate principal amount of 6% senior subordinated exchangeable notes to the participants of the rights offering. The 6% senior subordinated exchangeable notes are scheduled to mature on June 1, 2020. The 6% Senior subordinated exchangeable notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 44.06 shares of Aleris Corporation common stock per $1,000 principal amount of 6% senior subordinated exchangeable notes (after adjustment for the payments of the February Stockholders Dividend and the June Stockholders Dividend), subject to further adjustment. The 6% senior subordinated exchangeable notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.

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

Our EBITDA calculations represent net income attributable to Aleris International, Inc. before income from discontinued operations, interest income and expense, provision for (benefit from) income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized (gains) and losses on derivative financial instruments, restructuring and impairment charges (gains), the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indenture governing our notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under our ABL Facility also limits the amount of adjustments for restructuring charges incurred after the Emergence Date and requires additional adjustments be made if certain annual pension funding levels are exceeded.

EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, by adjusting net income to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, in addition to, and not as an alternative for, net income attributable to Aleris International, Inc., operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, have limitations as analytical tools, and they should not be considered in isolation or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

•	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, working capital needs;

•

They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our 6% senior subordinated exchangeable notes, our 7  5/8% Senior Notes or our ABL Facility;

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

For reconciliations of EBITDA and Adjusted EBITDA to their most directly comparable financial measures presented in accordance with U.S. GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income, which is the most directly comparable financial measure presented in accordance with U.S. GAAP, for each of the Rolled Products North America, Recycling and Specification Alloys Americas, and Europe segments, see the reconciliations on pages 30 and 31.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Aleris International, Inc., which is the most directly comparable financial measure presented in accordance with U.S. GAAP.

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Net income attributable to Aleris International, Inc.	$27.9	53.8	$141.8	$29.7	$2,204.1
Interest expense, net	11.8	2.9	34.2	3.9	73.6
(Benefit from) provision for income taxes	(0.3)	9.4	9.6	9.7	(8.7)
Depreciation and amortization	17.0	15.4	50.9	20.7	20.2

EBITDA	56.4	81.5	236.5	64.0	2,289.2
Reorganization items, net	0.1	3.5	(1.4)	5.5	(2,227.3)
Unrealized losses (gains) on derivative financial instruments	22.3	(20.9)	13.4	(12.2)	39.2
(Favorable) unfavorable metal price lag	(8.7)	13.1	(6.3)	20.3	(34.6)
Restructuring and impairment charges (gains)	1.6	0.7	3.4	1.2	(0.4)
Impact of recording assets at fair value through fresh-start and purchase accounting	0.9	(1.2)	2.2	24.2	1.6
Currency losses (gains) on translation of indebtedness	5.0	(7.2)	(1.0)	(7.4)	32.0
Stock-based compensation expense	2.8	2.1	7.3	2.7	1.3
Start-up costs	4.0	0.6	8.2	0.6	—
Other	12.0	(0.3)	7.6	(0.3)	1.0

Adjusted EBITDA	$96.4	71.9	$269.9	$98.6	$102.0

Our reconciliation of EBITDA to net income attributable to Aleris International, Inc. and net cash provided (used) by operating activities is as follows:

	(Successor)				(Predecessor)
	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the four months ended September 30, 2010	For the five months ended May 31, 2010
	(in millions)
Adjusted EBITDA	$96.4	$71.9	$269.9	$98.6	$102.0
Reorganization items, net	(0.1)	(3.5)	1.4	(5.5)	2,227.3
Unrealized (losses) gains on derivative financial instruments	(22.3)	20.9	(13.4)	12.2	(39.2)
Favorable (unfavorable) metal price lag	8.7	(13.1)	6.3	(20.3)	34.6
Restructuring and impairment (charges) gains	(1.6)	(0.7)	(3.4)	(1.2)	0.4
Impact of recording assets at fair value through fresh-start and purchase accounting	(0.9)	1.2	(2.2)	(24.2)	(1.6)
Currency (losses) gains on translation of indebtedness	(5.0)	7.2	1.0	7.4	(32.0)
Stock-based compensation expense	(2.8)	(2.1)	(7.3)	(2.7)	(1.3)
Start-up costs	(4.0)	(0.6)	(8.2)	(0.6)	—
Other	(12.0)	0.3	(7.6)	0.3	(1.0)

EBITDA	56.4	81.5	236.5	64.0	2,289.2
Interest expense, net	(11.8)	(2.9)	(34.2)	(3.9)	(73.6)
Benefit from (provision for) income taxes	0.3	(9.4)	(9.6)	(9.7)	8.7
Depreciation and amortization	(17.0)	(15.4)	(50.9)	(20.7)	(20.2)

Net income attributable to Aleris International, Inc.	27.9	53.8	141.8	29.7	2,204.1
Net loss attributable to noncontrolling interest	(0.3)	—	(0.1)	—	—

Net income	27.6	53.8	141.7	29.7	2,204.1
Depreciation and amortization	17.0	15.4	50.9	20.7	20.2
Provision for (benefit from) deferred income taxes	0.7	—	1.5	—	(11.4)
Reorganization items, net of payments	(1.5)	(9.2)	(3.1)	(13.3)	(2,258.5)
Restructuring and impairment charges (gains), net of payments	0.4	(0.4)	0.4	(0.4)	(5.9)
Stock-based compensation expense	2.8	2.1	7.3	2.7	1.3
Unrealized losses (gains) on derivative financial instruments	22.3	(20.9)	13.4	(12.2)	39.2
Currency exchange losses (gains) on debt	5.3	(0.1)	(1.0)	—	25.5
Amortization of debt issuance costs	1.5	1.0	4.5	1.4	27.8
Other non-cash charges (gains), net	2.0	(14.8)	(5.9)	(13.5)	18.3
Change in operating assets and liabilities:
Change in accounts receivable	30.0	12.3	(130.7)	15.7	(181.5)
Change in inventories	7.4	(8.3)	(53.5)	23.1	(138.7)
Change in other assets	4.1	19.4	(3.7)	17.5	(15.2)
Change in accounts payable	16.4	20.8	88.4	22.1	67.4
Change in accrued liabilities	(10.7)	2.1	39.5	5.1	33.4

Net cash provided (used) by operating activities	$125.3	$73.2	$149.7	$98.6	$(174.0)

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

A summary of our significant accounting policies and estimates is included in our audited financial statements as of December 31, 2010 (Successor) and for the seven-month period ended December 31, 2010 (Successor) and the five-month period ended May 31, 2010 (Predecessor). There has been no significant change to our critical accounting policies or estimates during the three and nine months ended September 30, 2011.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at September 30, 2011.

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

We can also use call option contracts and put option contracts for managing metal price exposures. Upon settlement of call option contracts, we receive cash and recognize a related gain if the LME aluminum closing price exceeds the strike price of the call option. If the call option strike price exceeds the LME aluminum closing price, no amount is received and the option expires. Put options function in a similar but inverse manner. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. As of September 30, 2011 and December 31, 2010, we had 0.2 million and 0.2 million metric tons of aluminum buy and sell forward contracts, respectively.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge contracts.

We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these contracts, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange and the contractual hedge contract price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2011 and December 31, 2010, we had 3.7 trillion and 7.7 trillion, respectively, of British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at September 30, 2011 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2011:

(in millions)		Impact of
Derivative	Fair Value	10% adverse price change
Metal	$11.1	$(3.4)
Natural gas	(3.4)	(1.5)
Currency	1.0	(0.7)

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

Currency Exchange Risks

The construction of an aluminum rolling mill in China has increased our joint venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the joint venture’s source of funding is the U.S. dollar and Renminbi denominated China Loan Facility. The joint venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the dollar strengthens. As with all of our other derivative financial instruments, these option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated income statements. These contracts cover periods consistent with known or expected exposures through 2011 and 2012. As of September 30, 2011, we had euro call option contracts covering a notional amount of $52.8 million.

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

Interest Rate Risks

As of September 30, 2011, approximately 97% of our outstanding debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest. We are subject to interest rate risk related to our ABL Facility to the extent borrowings are outstanding under this facility. As of September 30, 2011, we had no borrowings under the ABL Facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in the Risk Factors section of our Registration Statement on Form S-4, as amended on August 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERIS INTERNATIONAL, INC.

Date: November 4, 2011	By:	/S/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)