Form 10-Q
period 2012-03-31
Aleris International, Inc.
filed 2012-05-04
CIK 1516386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-173180
________________________________________________________________________
 Aleris International, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	27-1539680
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400 Cleveland, Ohio 44122-7392
(Address of principal executive offices) (Zip Code)
(216) 910-3400
(Registrant’s telephone number, including area code)
________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No   ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2012.

ALERIS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Aleris International, Inc.
Consolidated Balance Sheet
(Unaudited)
(in millions, except share and per share data)

ASSETS
	March 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$129.1	$231.4
Accounts receivable (net of allowances of $10.9 and $8.7 at March 31, 2012 and December 31, 2011, respectively)	521.4	401.1
Inventories	634.1	585.7
Deferred income taxes	6.0	6.0
Current derivative financial instruments	4.7	0.8
Prepaid expenses and other current assets	21.1	22.2
Total Current Assets	1,316.4	1,247.2
Property, plant and equipment, net	752.6	670.5
Intangible assets, net	47.1	47.7
Deferred income taxes	33.9	33.9
Other long-term assets	44.0	38.3
Total Assets	$2,194.0	$2,037.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$399.5	$287.4
Accrued liabilities	188.3	233.1
Deferred income taxes	6.2	6.2
Current portion of long-term debt	8.4	6.9
Total Current Liabilities	602.4	533.6
Long-term debt	613.4	595.1
Deferred income taxes	8.3	5.1
Accrued pension benefits	209.1	206.2
Accrued postretirement benefits	53.0	52.9
Other long-term liabilities	77.3	79.1
Total Long-Term Liabilities	961.1	938.4
Redeemable preferred stock; par value $.01; 5,000 shares authorized and issued	5.6	5.4
Stockholder’s Equity
Common stock; par value $.01; 5,000 shares authorized and 100 shares issued	—	—
Additional paid-in capital	565.8	563.2
Retained earnings	67.1	19.7
Accumulated other comprehensive loss	(14.3)	(29.0)
Total Aleris International, Inc. Equity	618.6	553.9
Noncontrolling interest	6.3	6.3
Total Equity	624.9	560.2
Total Liabilities and Equity	$2,194.0	$2,037.6
The accompanying notes are an integral part of these consolidated financial statements.

Aleris International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	For the three months ended
	March 31, 2012	March 31, 2011
Revenues	$1,140.5	$1,191.2
Cost of sales	1,009.3	1,062.7
Gross profit	131.2	128.5
Selling, general and administrative expenses	63.9	61.7
Gains on derivative financial instruments	(2.1)	—
Other operating expense (income), net	0.2	(3.7)
Operating income	69.2	70.5
Interest expense, net	11.7	8.4
Other expense (income), net	0.1	(0.9)
Income before income taxes	57.4	63.0
Provision for income taxes	9.8	5.7
Net income	47.6	57.3
Net loss attributable to noncontrolling interest	—	(0.1)
Net income attributable to Aleris International, Inc.	$47.6	$57.4

Comprehensive income	$62.3	$78.2
Comprehensive loss attributable to noncontrolling interest	—	(0.1)
Comprehensive income attributable to Aleris International, Inc.	$62.3	$78.3
The accompanying notes are an integral part of these consolidated financial statements.

Aleris International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	For the three months ended
	March 31, 2012	March 31, 2011
Operating activities
Net income	$47.6	$57.3
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	19.5	16.6
Provision for deferred income taxes	3.2	0.2
Reorganization items:
Charges	—	0.6
Payments, net of cash received	(0.6)	(2.2)
Restructuring charges:
Charges	—	0.1
Payments	(1.8)	(1.5)
Stock-based compensation expense	2.6	2.4
Unrealized gains on derivative financial instruments	(10.9)	(5.0)
Unrealized currency exchange gains on debt	(1.7)	(4.6)
Amortization of debt issuance costs	1.6	1.3
Other non-cash gains, net	(0.7)	(4.5)
Changes in operating assets and liabilities:
Change in accounts receivable	(112.3)	(138.9)
Change in inventories	(37.2)	(78.0)
Change in other assets	1.2	(0.7)
Change in accounts payable	100.7	81.9
Change in accrued liabilities	(37.4)	18.2
Net cash used by operating activities	(26.2)	(56.8)
Investing activities
Payments for property, plant and equipment	(92.5)	(22.9)
Other	(4.7)	0.4
Net cash used by investing activities	(97.2)	(22.5)
Financing activities
Proceeds from issuance of Senior Notes, net of discount of $10.0	—	490.0
Net proceeds from long-term debt	0.7	1.5
Proceeds from China Loan Facility	17.7	—
Debt issuance costs	(0.1)	(2.4)
Dividend paid to Aleris Corporation	—	(300.0)
Net cash provided by financing activities	18.3	189.1
Effect of exchange rate differences on cash and cash equivalents	2.8	4.1
Net (decrease) increase in cash and cash equivalents	(102.3)	113.9
Cash and cash equivalents at beginning of period	231.4	113.5
Cash and cash equivalents at end of period	$129.1	$227.4
The accompanying notes are an integral part of these consolidated financial statements.

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in millions, except share data)

1. BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for interim periods contained herein are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The accompanying Consolidated Financial Statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our,” “Company” or similar terms). Aleris International, Inc. is a wholly owned subsidiary of Aleris Corporation (our parent company), a holding company whose assets, liabilities and operations consist solely of those of Aleris International, Inc.
2. INVENTORIES
The components of our “Inventories” as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Finished goods	$174.0	$175.6
Raw materials	240.5	226.5
Work in process	197.4	162.5
Supplies	22.2	21.1
Total inventories	$634.1	$585.7
3. LONG-TERM DEBT
Our debt as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
ABL Facility	$—	$—
Senior Notes, net of discount of $8.4 and $8.8 at March 31, 2012 and December 31, 2011, respectively	491.6	491.2
Exchangeable Notes, net of discount of $0.8 and $0.9 at March 31, 2012 and December 31, 2011, respectively	44.2	44.1
China Loan Facility, net of discount of $1.0 at March 31, 2012 and December 31, 2011	73.7	55.9
Other	12.3	10.8
Total debt	621.8	602.0
Less: Current portion of long-term debt	8.4	6.9
Total long-term debt	$613.4	$595.1
ABL Facility
In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum which impacts both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros, and certain other currencies. As of March 31, 2012, we estimate that our borrowing base would have supported borrowings up to $532.1. After giving effect to outstanding letters of credit of $43.6, we had $488.5 available for borrowing as of

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

March 31, 2012.
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
As of March 31, 2012 and December 31, 2011, we had no amounts outstanding under the ABL Facility.
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
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
The ABL Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

▪	incur additional indebtedness;

▪	pay dividends on our common stock and make other restricted payments;

▪	make investments and acquisitions;

▪	engage in transactions with our affiliates;

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

▪	sell assets;

▪	merge; and

▪	create liens.
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of March 31, 2012.
Senior Notes
On February 9, 2011, we issued $500.0 aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee, and on October 14, 2011, we exchanged the $500.0 aggregate original principal amount of 7 5/8% Senior Notes for $500.0 of our new 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “Senior Notes”). Interest on the Senior Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The Senior Notes mature on February 15, 2018.
The Senior Notes are jointly and severally, irrevocably and unconditionally guaranteed on a senior unsecured basis, by each direct and indirect restricted subsidiary that is a domestic subsidiary and that guarantees our obligations under the ABL Facility, as primary obligor and not merely as surety. The Senior Notes and the guarantees thereof are our unsecured senior obligations and rank (i) equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; (ii) effectively subordinated in right of payment to all of our existing and future secured debt (including any borrowings under our ABL Facility), to the extent of the value of the assets securing such debt; (iii) structurally subordinated to all existing and future debt and other obligations, including trade payables, of each of our subsidiaries that is not a guarantor of the Senior Notes; and (iv) senior in right of payment to our existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes, including our 6% Senior Subordinated Exchangeable Notes.
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
Prior to February 15, 2013, we may, at our option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 107.6% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, (plus the aggregate principal amount of any additional notes issued after the issue date) with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such proceeds are contributed to us provided that at least 65% of the sum of the aggregate principal amount of Senior Notes originally issued under the Indenture and the aggregate principal amount of any additional notes issued under the Indenture after the issue date remain outstanding immediately after the occurrence of each such redemption and each such redemption occurs within 180 days of the date of closing of each equity offering. Prior to February 15, 2013, we also may, but not more than one time during each twelve month period, redeem, in the aggregate, up to 10% of the sum of the original principal amount of the Senior Notes (and the original principal amount of any additional notes) issued under the Indenture at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the applicable redemption date. At any time prior to February 15, 2014, we may redeem all or a part of the Senior Notes, upon not less than 30 nor more than 60 days prior notice, at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

provided in the Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.
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
The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately. We were in compliance with all covenants set forth in the Indenture as of March 31, 2012.
We used a portion of the net proceeds from the sale of the Senior Notes to pay cash dividends of approximately $500.0 to Aleris Corporation during the year ended December 31, 2011, which were then paid as dividends, pro rata, to the stockholders of Aleris Corporation.
Exchangeable Notes
In connection with our emergence from bankruptcy, we issued $45.0 aggregate principal amount of 6.0% Senior Subordinated Exchangeable Notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 47.20 shares of Aleris Corporation common stock per $1,000 principal amount of Exchangeable Notes (after adjustment for the payment of the dividends in 2011), subject to further adjustment. The Exchangeable Notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.
The Exchangeable Notes are our unsecured, senior subordinated obligations and rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.
China Loan Facility
In March 2011, our 81% owned joint venture with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. (the

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

“China Joint Venture”) entered into a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch (the “China Loan Facility”). The China Loan Facility originally consisted of a $100.0 term loan, a RMB 532.0 term loan (or equivalent to approximately $84.3) and a combined U.S. dollar/RMB revolving credit facility up to an aggregate amount equivalent to $35.0. In December 2011, the agreement was amended and now consists of a $30.0 term loan facility, a RMB 997.5 term loan facility (or equivalent to approximately $158.0) and a RMB 232.8 (or equivalent to approximately $36.9) revolving credit facility. The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2012, $74.7 was drawn under the term loan facility. Draws on the revolving facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Our China Joint Venture is an unrestricted subsidiary under the indenture governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires the China Joint Venture to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, the China Joint Venture is restricted in its ability to:

▪
repay loans extended by the China Joint Venture’s stockholders prior to repaying loans under the China Loan Facility or make the China Loan Facility junior to any other debts incurred of the same class for the project;

▪	distribute any dividend or bonus to stockholders if its pre-tax profit is insufficient to cover a loss or not used to discharge principal, interest and expenses;

▪	dispose of any assets in a manner that will materially impair its ability to repay debts;

▪	provide guarantees to third parties above a certain threshold that use assets that are financed by the China Loan Facility;

▪	permit any individual investor or key management personnel changes that result in a material adverse effect;

▪	use any proceeds from the China Loan Facility for any purpose other than as set forth therein; and

▪	enter into additional financing to expand or increase the production capacity of the project.
We were in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2012.
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
We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders to perform environmental remediation by agencies in four states and one non-U.S. country at seven sites.
Our reserves for environmental remediation liabilities totaled $36.4 and $36.5 at March 31, 2012 and December 31, 2011, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at March 31, 2012 and December 31, 2011, $6.9 is indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2012 and December 31, 2011, our total asset retirement obligations were $12.7 and $13.7, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.
Legal Proceedings
We are party to routine litigation and proceedings as part of the ordinary course of business and do not believe that the outcome of any existing proceedings would have a material adverse effect on our financial position, results of operations or cash flows. We have established accruals for those loss contingencies, including litigation and environmental contingencies, for which it has been determined that a loss is probable; none of such loss contingencies is material. For those loss contingencies, including litigation and environmental contingencies, which have been determined to be reasonably possible, an estimate of the possible loss or range of loss cannot be determined because the claims, amount claimed, facts or legal status are not sufficiently developed or advanced in order to make such a determination. While we cannot estimate the loss or range of loss at this time, we do not believe that the outcome of any of these existing proceedings would be material to our financial position, results of operations or cash flows.
5. STOCKHOLDER’S EQUITY
The following table summarizes the activity within stockholder’s equity, including the components of other comprehensive income, for the three months ended March 31, 2012:

	Aleris International, Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at January 1, 2012	$553.9	$6.3	$560.2
Net income	47.6	—	47.6
Other comprehensive income, before tax:
Currency translation adjustments	14.5	—	14.5
Amortization of net actuarial losses	0.2	—	0.2
Other comprehensive income, net of tax	14.7	—	14.7
Stock-based compensation	2.6	—	2.6
Other	(0.2)	—	(0.2)
Total equity at March 31, 2012	$618.6	$6.3	$624.9
6. SEGMENT INFORMATION
During the fourth quarter of 2011, the Company realigned its operating structure into two global business units, Global Rolled and Extruded Products and Global Recycling. The Company believes this realignment supports its growth strategies and provides the appropriate focus on its global markets, including aerospace and defense, automotive and heat exchangers, as well as on its regionally based products and customers. The Company’s management and operating structure, including the manner in which results are reviewed by the chief operating decision maker, were significantly changed in the fourth quarter to account for this change. In addition, the Company’s financial systems were updated to make discrete financial information available for the new operating segments discussed below during the fourth quarter of 2011.
These global business units are divided into five operating segments based on the organizational structure that is used by the Company’s chief operating decision maker to evaluate performance, make decisions on resource allocations and for which discrete financial information is available.
The Company’s operating segments (each of which is considered a reportable segment) are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

▪	Recycling and Specification Alloys Europe (“RSEU”).
The prior period amounts presented have been restated to conform to the current year presentation of the new reportable segments.
Measurement of Segment Profit or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2011. Our measure of the profitability of our operating segments is referred to as segment income. In the fourth quarter of 2011, the Company changed its definition of segment income to reflect how management currently measures segment performance and to more closely align segment operating performance metrics with the operating performance metrics defined in the ABL Facility. Specifically, segment income now excludes depreciation and amortization, inventory impairment charges, gains and losses on asset sales, and certain other gains and losses. In addition, certain former regional expenses are now considered corporate expenses while others are now considered global functional expenses and allocated to all segments. The prior period amounts presented have been restated to conform to the current presentation. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other expense (income) and segment specific selling, general and administrative (“SG&A”) expense, and an allocation of certain regional and global functional SG&A expenses. Segment income excludes provisions for income taxes, restructuring charges, interest, depreciation and amortization, unrealized and certain realized gains (losses) on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains (losses) on debt, losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax amounts and assets related to our headquarters offices are not allocated to the reportable segments.
Reportable Segment Information
The following table shows our revenues and segment income:

Three months ended March 31, 2012	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$324.1	$324.0	$93.0	$254.3	$145.1		$1,140.5
Intersegment revenues	1.0	15.1	2.4	1.2	9.3	$(29.0)	—
Total revenues	$325.1	$339.1	$95.4	$255.5	$154.4	$(29.0)	$1,140.5
Segment income	$26.1	$41.1	$6.0	$16.7	$6.8		$96.7

Three months ended March 31, 2011	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$310.2	$363.7	$100.8	$246.3	$170.2		$1,191.2
Intersegment revenues	0.5	19.7	2.8	1.3	10.6	$(34.9)	—
Total revenues	$310.7	$383.4	$103.6	$247.6	$180.8	$(34.9)	$1,191.2
Segment income	$25.3	$33.2	$2.9	$17.1	$11.6		$90.1
The following table reconciles total segment income to “Income before income taxes” as reported in our Consolidated Statements of Comprehensive Income:

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended
	March 31, 2012	March 31, 2011
Total segment income	$96.7	$90.1
Unallocated amounts:
Depreciation and amortization	(19.5)	(16.6)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(17.1)	(13.0)
Interest expense, net	(11.7)	(8.4)
Unallocated gains on derivative financial instruments	10.9	4.7
Unallocated currency exchange gains	1.5	2.8
Start-up expenses	(2.9)	(1.3)
Other (expense) income, net	(0.5)	4.7
Income before income taxes	$57.4	$63.0
The following table shows our reportable segment assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets
RPNA	$554.7	$514.7
RPEU	640.5	565.1
Extrusions	155.3	126.0
RSAA	306.5	277.4
RSEU	199.5	169.0
Unallocated assets	337.5	385.4
Total consolidated assets	$2,194.0	$2,037.6
7. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the 2010 Equity Incentive Plan (the “2010 Equity Plan”). All stock options have a ten-year life and vest quarterly over four years. The restricted stock units and restricted shares also vest quarterly over four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event.
During the three months ended March 31, 2012, Aleris Corporation granted an additional 29,500 stock options and 2,400 restricted stock units to a nonemployee director.
During the three months ended March 31, 2012 and 2011, we recorded $2.6 and $2.4 of compensation expense, respectively, associated with stock options, restricted stock units and restricted shares under the push down accounting provisions of ASC 718, “Compensation - Stock Compensation.” At March 31, 2012, there was $22.9 of compensation expense that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.
8. INCOME TAXES
Our effective tax rate was 17.1% and 9.0% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension and postretirement benefit liabilities in the U.S., and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

As of March 31, 2012, we have $18.1 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of March 31, 2012, we had approximately $2.1 of accrued interest related to uncertain tax positions.
The 2005 through 2010 tax years remain open to examination. A non-U.S. jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within six months of March 31, 2012.
9. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits		European pension benefits
	For the three months ended		For the three months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Service cost	$0.7	$0.7	$0.6	$0.6
Interest cost	1.8	1.9	1.8	1.8
Amortization of net loss	0.1	—	—	—
Expected return on plan assets	(2.1)	(2.0)	—	—
Net periodic benefit expense	$0.5	$0.6	$2.4	$2.4
Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
Interest cost	$0.6	$0.7
Amortization of net loss	0.1	—
Net postretirement benefit expense	$0.7	$0.7
10. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our aluminum, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of all the positions expected to settle in less than one year with these counterparties as a net current asset or liability and all long-term positions as a net long-term asset or liability. At March 31, 2012 and December 31, 2011, we had posted cash collateral totaling approximately $0.1 and $0.5, respectively, of which $0.1 and $0.3, respectively, related to counterparties in a net asset position, and therefore, was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	Fair Value of Derivatives as of
	March 31, 2012		December 31, 2011
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$26.3	$(27.1)	$20.8	$(33.7)
Natural gas	—	(5.5)	—	(4.2)
Currency	0.1	—	0.3	—
Total	26.4	(32.6)	21.1	(37.9)
Effect of counterparty netting	(21.4)	21.4	(20.1)	20.1
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$5.0	$(11.2)	$1.0	$(17.6)
     The fair value of our derivative financial instruments at March 31, 2012 and December 31, 2011 are recorded on the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Metal	Current derivative financial instruments	$4.6	$0.5
	Other long-term assets	0.3	0.2
Currency	Current derivative financial instruments	0.1	0.3
Total		$5.0	$1.0

Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Metal	Accrued liabilities	$4.2	$10.1
	Other long-term liabilities	1.5	3.5
Natural gas	Accrued liabilities	5.5	4.0
Total		$11.2	$17.6
Derivative contracts are recorded at fair value under ASC 820, “Fair Value Measurements and Disclosures,” using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and the level in the fair value hierarchy:

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	Fair value measurements at March 31, 2012 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$26.4	$—	$26.4	$—
Derivative liabilities	(32.6)	—	(32.6)	—
Net derivative assets	$(6.2)	$—	$(6.2)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Gains on derivative financial instruments” in the Consolidated Statements of Comprehensive Income. Realized (gains) and losses on derivative financial instruments totaled the following:

	For the three months ended
	March 31, 2012	March 31, 2011
Metal	$6.4	$4.2
Natural gas	2.2	0.8
Currency	0.2	—
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2012 and December 31, 2011, we had 0.2 and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We also enter into call option contracts to manage the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2012 and December 31, 2011, we had 4.1 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts.
Currency Exchange Hedging
The construction of an aluminum rolling mill in China has increased our China Joint Venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while our China Joint Venture’s source of funding is the U.S. dollar and RMB denominated China Loan Facility. Our equity contributions are primarily made in

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

euros to mitigate this exposure. In addition, our China Joint Venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the U.S. dollar strengthens. As with all of our other derivative financial instruments, these call option contracts are not accounted for as hedges and, as a result, the changes in fair value are recorded immediately in the Consolidated Statements of Comprehensive Income. These call option contracts cover periods consistent with known or expected exposures through 2012. As of March 31, 2012 and December 31, 2011, we had euro call option contracts covering a notional amount of $41.2 and $48.5, respectively.
Credit Risk
We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers.
 Other Financial Instruments
The carrying amount and fair value of our other financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$129.1	$129.1	$231.4	$231.4
ABL Facility	—	—	—	—
Exchangeable Notes	44.2	106.5	44.1	107.4
Senior Notes	491.6	516.3	491.2	490.0
China Loan Facility	73.7	74.7	55.9	56.9
The following table sets forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of March 31, 2012:

	Fair value measurements at March 31, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$129.1	$129.1	$—	$—
Exchangeable Notes	106.5	—	—	106.5
Senior Notes	516.3	516.3	—	—
China Loan Facility	74.7	—	—	74.7
The fair value of our Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of Aleris Corporation common stock, a risk-free interest rate of 1.7% to 1.8% and expected equity volatility of 50%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair value of our Senior Notes was estimated using market quotations. The carrying amount of the China Loan Facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of the China Joint Venture subsequent to the inception of the China Loan Facility.
11. RELATED PARTY TRANSACTIONS
As discussed in Note 7, “Stock-Based Compensation,” we recorded $2.6 and $2.4 of compensation expense for the three months ended March 31, 2012 and 2011, respectively, associated with the 2010 Equity Plan, the beneficiaries of which are members of our senior management and our nonemployee directors.
12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Certain of our subsidiaries (the “Guarantors”) are guarantors of the indebtedness under our Senior Notes. Each of the

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Guarantors has fully and unconditionally guaranteed, on a joint and several basis, to pay principal and interest related to the Senior Notes and each of the Guarantors are directly or indirectly wholly-owned subsidiaries of the Company. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantors”). The condensed consolidating balance sheets are presented as of March 31, 2012 and December 31, 2011 and the condensed consolidating statements of comprehensive income and statements of cash flows are presented for the three months ended March 31, 2012 and 2011.

	As of March 31, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2.3	$—	$128.8	$(2.0)	$129.1
Accounts receivable, net	1.3	205.0	315.1	—	521.4
Inventories	—	223.1	411.0	—	634.1
Deferred income taxes	—	1.4	4.6	—	6.0
Current derivative financial instruments	—	—	4.7	—	4.7
Prepaid expenses and other current assets	0.1	10.3	10.7	—	21.1
Total Current Assets	3.7	439.8	874.9	(2.0)	1,316.4
Property, plant and equipment, net	—	330.1	422.5	—	752.6
Intangible assets, net	—	31.2	15.9	—	47.1
Deferred income taxes	—	—	33.9	—	33.9
Other long-term assets	15.1	4.3	24.6	—	44.0
Investments in subsidiaries/intercompany receivables (payables), net	1,146.0	287.7	(20.7)	(1,413.0)	—
Total Assets	$1,164.8	$1,093.1	$1,351.1	$(1,415.0)	$2,194.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$4.4	$143.4	$253.7	$(2.0)	$399.5
Accrued liabilities	—	50.0	138.3	—	188.3
Deferred income taxes	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	8.4	—	8.4
Total Current Liabilities	4.4	193.4	406.6	(2.0)	602.4
Long-term debt	535.8	—	77.6	—	613.4
Deferred income taxes	—	1.5	6.8	—	8.3
Accrued pension benefits	—	63.9	145.2	—	209.1
Accrued postretirement benefits	—	53.0	—	—	53.0
Other long-term liabilities	0.4	32.6	44.3	—	77.3
Total Long-Term Liabilities	536.2	151.0	273.9	—	961.1
Redeemable preferred stock	5.6	—	—	—	5.6
Aleris International, Inc. equity	618.6	748.7	664.3	(1,413.0)	618.6
Noncontrolling interest	—	—	6.3	—	6.3
Total Liabilities and Equity	$1,164.8	$1,093.1	$1,351.1	$(1,415.0)	$2,194.0

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of December 31, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$67.1	$—	$165.7	$(1.4)	$231.4
Accounts receivable, net	1.3	150.5	249.3	—	401.1
Inventories	—	220.7	365.0	—	585.7
Deferred income taxes	1.4	—	4.6	—	6.0
Current derivative financial instruments	—	—	0.8	—	0.8
Prepaid expenses and other current assets	0.9	9.5	11.8	—	22.2
Total Current Assets	70.7	380.7	797.2	(1.4)	1,247.2
Property, plant and equipment, net	—	309.9	360.6	—	670.5
Intangible assets, net	—	31.8	15.9	—	47.7
Long-term derivative financial instruments	—	—	0.2	—	0.2
Deferred income taxes	—	—	33.9	—	33.9
Other long-term assets	15.8	3.8	18.5	—	38.1
Investments in subsidiaries/intercompany receivables (payables), net	1,014.6	352.4	(26.4)	(1,340.6)	—
Total Assets	$1,101.1	$1,078.6	$1,199.9	$(1,342.0)	$2,037.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.3	$106.4	$179.1	$(1.4)	$287.4
Accrued liabilities	0.4	89.4	143.3	—	233.1
Deferred income taxes	—	—	6.2	—	6.2
Current maturities of debt	—	—	6.9	—	6.9
Total Current Liabilities	3.7	195.8	335.5	(1.4)	533.6
Long-term debt	535.4	—	59.7	—	595.1
Deferred income taxes	2.1	—	3.0	—	5.1
Accrued pension benefits	—	65.4	140.8	—	206.2
Accrued postretirement benefits	—	52.9	—	—	52.9
Other long-term liabilities	0.6	32.4	46.1	—	79.1
Total Long-Term Liabilities	538.1	150.7	249.6	—	938.4
Redeemable preferred stock	5.4	—	—	—	5.4
Aleris International, Inc. equity	553.9	732.1	608.5	(1,340.6)	553.9
Noncontrolling interest	—	—	6.3	—	6.3
Total Liabilities and Equity	$1,101.1	$1,078.6	$1,199.9	$(1,342.0)	$2,037.6

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$528.9	$615.6	$(4.0)	$1,140.5
Cost of sales	—	482.7	530.6	(4.0)	1,009.3
Gross profit	—	46.2	85.0	—	131.2
Selling, general and administrative expenses	—	30.0	33.9	—	63.9
Losses (gains) on derivative financial instruments	—	3.0	(5.1)	—	(2.1)
Other operating expense, net	—	0.2	—	—	0.2
Operating income	—	13.0	56.2	—	69.2
Interest expense, net	—	10.8	0.9	—	11.7
Other (income) expense, net	—	(1.2)	1.3	—	0.1
Equity in net earnings of affiliates	(47.6)	(0.4)	—	48.0	—
Income before income taxes	47.6	3.8	54.0	(48.0)	57.4
Provision for income taxes	—	0.1	9.7	—	9.8
Net income	47.6	3.7	44.3	(48.0)	47.6
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Aleris International, Inc.	$47.6	$3.7	$44.3	$(48.0)	$47.6

Comprehensive income	$62.3	$5.1	$57.6	$(62.7)	$62.3
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Aleris International, Inc.	$62.3	$5.1	$57.6	$(62.7)	$62.3

	For the three months ended March 31, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$506.5	$687.5	$(2.8)	$1,191.2
Cost of sales	—	460.6	604.9	(2.8)	1,062.7
Gross profit	—	45.9	82.6	—	128.5
Selling, general and administrative expenses	—	25.5	36.2	—	61.7
Losses (gains) on derivative financial instruments	—	4.9	(4.9)	—	—
Other operating expense (income), net	—	0.4	(4.1)	—	(3.7)
Operating income	—	15.1	55.4	—	70.5
Interest expense, net	—	7.0	1.4	—	8.4
Other income, net	(0.1)	—	(0.8)	—	(0.9)
Equity in net earnings of affiliates	(57.6)	(1.0)	—	58.6	—
Income before income taxes	57.7	9.1	54.8	(58.6)	63.0
Provision for income taxes	0.4	—	5.3	—	5.7
Net income	57.3	9.1	49.5	(58.6)	57.3
Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net income attributable to Aleris International, Inc.	$57.3	$9.1	$49.6	$(58.6)	$57.4

Comprehensive income	$78.2	11.2	68.3	(79.5)	$78.2
Comprehensive loss attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1	(0.1)
Comprehensive income attributable to Aleris International, Inc.	$78.3	$11.2	$68.4	$(79.6)	$78.3

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended March 31, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(64.8)	$42.7	$(3.5)	$(0.6)	$(26.2)
Investing activities
Payments for property, plant and equipment	—	(42.7)	(49.8)	—	(92.5)
Other	—	—	(4.7)	—	(4.7)
Net cash used by investing activities	—	(42.7)	(54.5)	—	(97.2)
Financing activities
Net proceeds from long-term debt	—	—	0.7	—	0.7
Proceeds from China Loan Facility	—	—	17.7	—	17.7
Debt issuance costs	—	—	(0.1)	—	(0.1)
Net cash provided by financing activities	—	—	18.3	—	18.3
Effect of exchange rate differences on cash and cash equivalents	—	—	2.8	—	2.8
Net decrease in cash and cash equivalents	(64.8)	—	(36.9)	(0.6)	(102.3)
Cash and cash equivalents at beginning of period	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$2.3	$—	$128.8	$(2.0)	$129.1

	For the three months ended March 31, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(38.9)	$14.5	$(32.4)	$—	$(56.8)
Investing activities
Payments for property, plant and equipment	—	(14.5)	(8.4)	—	(22.9)
Proceeds from the sale of property, plant and equipment	—	—	0.4	—	0.4
Net investment in subsidiaries	(50.0)	—	50.0	—	—
Net cash (used) provided by investing activities	(50.0)	(14.5)	42.0	—	(22.5)
Financing activities
Proceeds from Senior Note, net of discount	490.0	—	—	—	490.0
Net proceeds from long-term debt	—	—	1.5	—	1.5
Debt issuance costs	(2.2)	—	(0.2)	—	(2.4)
Dividend paid to Aleris Corporation	(300.0)	—	—	—	(300.0)
Net cash provided by financing activities	187.8	—	1.3	—	189.1
Effect of exchange rate differences on cash and cash equivalents	—	—	4.1	—	4.1
Net increase in cash and cash equivalents	98.9	—	15.0	—	113.9
Cash and cash equivalents at beginning of period	37.9	—	75.6	—	113.5
Cash and cash equivalents at end of period	$136.8	$—	$90.6	$—	$227.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly under the caption “Forward-Looking Statements.”
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 41 production facilities worldwide, with 14 production facilities that provide rolled and extruded aluminum products and 27 recycling and specification alloy manufacturing plants. We are currently constructing our 42nd production facility, a state-of-the-art aluminum rolling mill in China that will produce semi-finished rolled aluminum products, through our 81% owned joint venture, Aleris Dingsheng Aluminum (Zhenjiang) Co. Ltd. (the “China Joint Venture”) that we formed with Zhenjiang Dingsheng Aluminum Industries Joint-Stock Co., Ltd. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 74% of our costs of sales for the three months ended March 31, 2012. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended March 31, 2012 and 2011 were $2,177 and $2,503, respectively, which represents a decrease of 13%. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
As a result of utilizing LME aluminum prices to both buy our raw materials and to sell our products, we are able to pass through aluminum price changes in the majority of our commercial transactions. Consequently, while our revenues can fluctuate significantly as LME aluminum prices change, the impact of these price changes on our profitability is limited. Approximately 88% of our global rolled products sales for the year ended December 31, 2011 were generated from aluminum pass-through arrangements. In addition to using LME prices to establish our invoice prices to customers, we utilize derivative financial instruments to further reduce the impacts of changing aluminum prices. Derivative financial instruments are entered into at the time fixed prices are established for aluminum purchases or sales, on a net basis, and allow us to fix the margin to be realized on our long-term contracts and on short-term contracts where selling prices are not established at the same time as the physical purchase price of aluminum. However, as we have elected not to account for our derivative financial instruments as hedges for accounting purposes, changes in the fair value of our derivative financial instruments are included in our results of operations immediately. These changes in fair value (referred to as “unrealized gains and losses”) can have a significant impact on our pre-tax income in the same way LME aluminum prices can have a significant impact on our revenues. However, in assessing the performance of our operating segments, we exclude these unrealized gains and losses, electing to include them only at the time of settlement to better match the period in which the underlying physical purchases and sales affect earnings. For additional information on the key factors impacting our profitability, see “Our Segments” and “Critical Measures of Our Financial Performance,” below.
Our Segments
During the fourth quarter of 2011, we realigned our operating structure into two global business units, Global Rolled and Extruded Products and Global Recycling. This realignment supports our growth strategies and provides the appropriate focus on our global market segments, including aerospace and defense, automotive and heat exchangers, as well as on our regionally based products and customers. Within our two global business units, we now report five operating segments. The segments are based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).
All prior period amounts presented have been restated to conform to the current year presentation of the new reportable segments.
In addition to analyzing our consolidated operating performance based upon revenues and net income (loss) attributable to Aleris International, Inc. before interest, taxes, depreciation and amortization (“EBITDA”), we measure the performance of our operating segments utilizing segment income and segment Adjusted EBITDA. In the fourth quarter of 2011, the Company changed its definition of segment income to reflect how management currently measures segment performance and to more closely align segment operating performance metrics with the operating performance metrics defined in our $600 million asset backed multi-currency revolving credit facility (the “ABL Facility”). Specifically, segment income now excludes depreciation and amortization, inventory impairment charges, gains and losses on asset sales, and certain other gains and losses. In addition, certain former regional expenses are now considered corporate expenses while others are now considered global functional expenses and allocated to all segments. The prior period amounts presented have been restated to conform to the current presentation. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other expense (income) and segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income excludes provisions for income taxes, restructuring charges, interest, depreciation and amortization, unrealized and certain realized gains (losses) on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains (losses) on debt, losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments.
Segment Adjusted EBITDA eliminates from segment income (loss) the impact of recording inventory and other items at fair value through fresh-start and purchase accounting and metal price lag. Segment Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should not be considered in addition to, or in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “EBITDA and Adjusted EBITDA.”
Rolled Products North America
Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the United States are manufactured to specific customer requirements, using direct-chill ingot and continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances, and recreational vehicles.
Metric tons invoiced, segment revenues, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Rolled Products North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	97.7	88.1	9.6	11%
Revenues	$325.1	$310.7	$14.4	5

Segment income	$26.1	$25.3	$0.8	3
Favorable metal price lag	(1.0)	(1.4)	0.4	(29)
Segment Adjusted EBITDA	$25.1	$23.9	$1.2	5%
Segment Adjusted EBITDA per ton invoiced	$256.8	$271.2	$(14.4)	(5)%
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications, vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction, and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Metric tons invoiced, segment revenues, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Rolled Products Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	72.7	84.2	(11.5)	(14)%
Revenues	$339.1	$383.4	$(44.3)	(12)

Segment income	$41.1	$33.2	$7.9	24
Impact of recording amounts at fair value through fresh-start and purchase accounting	(0.3)	0.6	(0.9)	*
(Favorable) unfavorable metal price lag	(1.7)	0.5	(2.2)	*
Segment Adjusted EBITDA	$39.1	$34.3	$4.8	14%
Segment Adjusted EBITDA per ton invoiced	$537.6	$407.1	$130.5	32%

* Result is not meaningful.
Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the automotive, building and construction, electrical, mechanical engineering and other transportation (rail and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Metric tons invoiced, segment revenues, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Extrusions	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	18.6	20.0	(1.4)	(7)%
Revenues	$95.4	$103.6	$(8.2)	(8)

Segment income	$6.0	$2.9	$3.1	107
Impact of recording amounts at fair value through fresh-start and purchase accounting	—	(0.7)	0.7	*
(Favorable) unfavorable metal price lag	(0.4)	0.1	(0.5)	*
Segment Adjusted EBITDA	$5.6	$2.3	$3.3	143%
Segment Adjusted EBITDA per ton invoiced	$299.5	$116.2	$183.3	158%

* Result is not meaningful.
Recycling and Specification Alloys North America
Our RSAA segment includes aluminum melting, processing and recycling activities, as well as our specification alloy manufacturing business, located in North America. This segment’s recycling operations convert scrap and dross (a by-product of melting aluminum) and combine these materials with other alloy agents as needed to produce recycled aluminum generally for customers serving end-uses related to consumer packaging, steel, transportation and construction. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our specification alloy operations typically deliver products in molten or ingot form to customers principally in the North American automotive industry. A significant percentage of this segment’s products are sold through tolling arrangements, in which we convert customer-owned scrap and dross and return the recycled metal in ingot or molten form to our customers for a fee.
For the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA. Metric tons invoiced, segment revenues, segment income and segment Adjusted EBITDA are presented below:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	226.4	221.7	4.7	2%
Revenues	$255.5	$247.6	$7.9	3
Segment income	16.7	17.1	(0.4)	(2)
Segment Adjusted EBITDA	16.7	17.1	(0.4)	(2)
Segment Adjusted EBITDA per ton invoiced	73.7	77.0	(3.3)	(4)
Recycling and Specification Alloys Europe
We are a leading European recycler of aluminum scrap and magnesium through our RSEU segment. Our recycling operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our European recycling business consists of six facilities located in Germany, Norway and Wales. Our RSEU segment supplies specification alloys to the European automobile industry and serves other European aluminum industries from its plants. The segment’s specification alloy operations combine various aluminum scrap types with hardeners and other additives to produce alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. Our recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.
For the periods presented below, there were no reconciling items between segment income and segment Adjusted

EBITDA. Metric tons invoiced, segment revenues, segment income and segment Adjusted EBITDA are presented below:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	103.5	102.3	1.2	1%
Revenues	$154.4	$180.8	$(26.4)	(15)
Segment income	6.8	11.6	(4.8)	(41)
Segment Adjusted EBITDA	6.8	11.6	(4.8)	(41)
Segment Adjusted EBITDA per ton invoiced	65.5	113.6	(48.1)	(42)
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
Critical Measures of Our Financial Performance
The financial performance of our global rolled and extruded products operations and global recycling and specification alloy operations are the result of several factors, the most critical of which are as follows:

▪	volumes;

▪	commercial margins; and

▪	cash conversion costs.
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we pass through to our customers, we measure the performance of our segments based upon a percentage of and the per ton average “commercial margin” in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag (defined below) from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide a more reasonable basis upon which certain elements of our segments’ performance can be measured.
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
Our exposure to changing primary aluminum prices, both in terms of liquidity and operating results, is greater for fixed price sales contracts and other sales contracts where aluminum price changes are not able to be passed along to our customers. In addition, our rolled products and extrusions operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary aluminum prices to the extent it is not committed to fixed price sales orders.
In order to reduce these exposures, we focus on reducing working capital and offsetting future physical purchases and sales. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on these net physical purchases and sales and on inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices and, while we have limited our exposure to unfavorable price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. Cash collateral posted against our derivative financial instruments totaled $0.1 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively.
We refer to the difference between the price of primary aluminum included in our revenues and the price of aluminum impacting our cost of sales, net of the impact of our hedging activities, as “metal price lag.” We exclude the impact of metal price lag from our measurement of commercial margin to more closely align the metal prices inherent in our sales prices to those included in our cost of sales. The impact of metal price lag is not significant in our recycling and specification alloy operations as we are able to match physical purchases with physical sales, maintain low levels of inventories and conduct a substantial amount of our business on a toll basis, as discussed below.
In addition to rolling margins and product mix, commercial margins of our rolled products business are impacted by the differences between changes in the prices of primary and scrap aluminum, particularly in our RPNA segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets.
The commercial margins of our recycling and specification alloy operations are impacted by the fees we charge our tolling customers to process their metal and by “metal spreads” which represent the difference between the purchase price of the scrap aluminum we buy and our selling prices. While an aluminum commodity market for scrap exists in Europe, there is no comparable market that is widely-utilized commercially in North America. As a result, scrap prices in North America tend to be determined regionally and are significantly impacted by supply and demand. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated.
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
Seasonality and Management Outlook
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers in the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters. We expect this trend to continue during the second quarter of 2012. Additionally, we expect the trend of increased demand from our higher value-added global market segments, including aerospace and defense and automotive, to offset lower regional plate and coil demand in Europe in the second quarter of 2012 versus the second quarter of 2011. Finally, we have not experienced the seasonal increase in scrap flows as we move into the second quarter of 2012 and as a result of this trend and the lower LME price of aluminum, we expect our scrap and metal spreads to be tighter in the second quarter of 2012 when compared to the prior year period.
Results of Operations
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Revenues for the three months ended March 31, 2012 were approximately $1.1 billion compared to approximately $1.2 billion for the three months ended March 31, 2011. The 4% decrease in revenues reflects a 5% reduction in average selling prices, driven by a 13% decrease in the LME price of aluminum, and a stronger U.S. dollar, which reduced revenues by approximately 2%. This decrease was partially offset by a 1% increase in volume as improved economic activity in North America and strong volume increases to our global aerospace and automotive customers offset lower volumes to our regional European plate and coil customers. Our commercial margin, or revenues less hedged metal costs, net of metal price lag, increased $4.4 million as a result.
Gross profit for the three months ended March 31, 2012 was $131.2 million compared to $128.5 million for the three months ended March 31, 2011. First quarter 2012 results benefited from improved volume and mix, which increased gross profit by approximately $2.0 million, while improved pricing from higher rolling margins added an estimated $7.0 million. In addition, gross profit in the first quarter of 2012 was positively impacted by an estimated $9.8 million of favorable metal price lag, excluding realized losses on metal derivative financial instruments. For the first quarter of 2011, gross profit was positively impacted by $4.6 million of metal price lag. Inflation in employee and energy costs was more than offset by productivity savings generated by our Aleris Operating System initiatives. The impact of tighter scrap and metal spreads resulting from lower LME prices and demand exceeding scrap availability partially offset these items and reduced gross profit by approximately $8.0 million. In addition, depreciation expense increased $2.6 million when compared to the prior year period due to the significant increase in capital expenditures during 2011 and 2012.
Selling, general and administrative (“SG&A”) expenses were $63.9 million for the three months ended March 31, 2012 as compared to $61.7 million for the three months ended March 31, 2011. The $2.2 million increase primarily related to increases in personnel costs and start-up expenses associated with our China Joint Venture.
During the three months ended March 31, 2012 and 2011, we recorded realized losses on derivative financial instruments of $8.8 million and $5.0 million, respectively, and unrealized gains of $10.9 million and $5.0 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Other operating income for the three months ended March 31, 2011 included a $4.2 million gain on the sale of land in Europe.
Further impacting our 2012 first quarter results was a $3.3 million increase in interest expense, net due to higher debt levels as a result of the issuance of our $500.0 million aggregate original principal amount of 7 5/8% Senior Notes (the “Senior Notes”) on February 9, 2011.
The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in millions)
Revenues	$1,140.5	$1,191.2	$(50.7)	(4)%
Cost of sales	1,009.3	1,062.7	(53.4)	(5)
Gross profit	131.2	128.5	2.7	2
Gross profit as a percentage of revenues	11.5%	10.8%	0.7%	6
Selling, general and administrative expenses	63.9	61.7	2.2	4
Gains on derivative financial instruments	(2.1)	—	(2.1)	*
Other operating expense (income), net	0.2	(3.7)	3.9	*
Operating income	69.2	70.5	(1.3)	(2)
Interest expense, net	11.7	8.4	3.3	39
Other expense (income), net	0.1	(0.9)	1.0	*
Income before income taxes	57.4	63.0	(5.6)	(9)
Provision for income taxes	9.8	5.7	4.1	*
Net income	47.6	57.3	(9.7)	(17)
Net loss attributable to noncontrolling interest	—	(0.1)	0.1	*
Net income attributable to Aleris International, Inc.	$47.6	$57.4	$(9.8)	(17)%

Total segment income	$96.7	$90.1	$6.6	7%
Depreciation and amortization	(19.5)	(16.6)	(2.9)	17
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(17.1)	(13.0)	(4.1)	32
Interest expense, net	(11.7)	(8.4)	(3.3)	39
Unallocated gains on derivative financial instruments	10.9	4.7	6.2	*
Unallocated currency exchange gains	1.5	2.8	(1.3)	(46)
Start-up expenses	(2.9)	(1.3)	(1.6)	*
Other (expense) income, net	(0.5)	4.7	(5.2)	*
Income before income taxes	$57.4	$63.0	$(5.6)	(9)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
	(dollars in millions, metric tons in thousands)
Revenues:
RPNA	$325.1	$310.7	$14.4	5%
RPEU	339.1	383.4	(44.3)	(12)
Extrusions	95.4	103.6	(8.2)	(8)
RSAA	255.5	247.6	7.9	3
RSEU	154.4	180.8	(26.4)	(15)
Intersegment revenues	(29.0)	(34.9)	5.9	(17)
Consolidated revenues	$1,140.5	$1,191.2	$(50.7)	(4)%

Metric tons invoiced:
Rolled Products North America	97.7	88.1	9.6	11%
Rolled Products Europe	72.7	84.2	(11.5)	(14)
Extrusions	18.6	20.0	(1.4)	(7)
Recycling and Specification Alloys North America	226.4	221.7	4.7	2
Recycling and Specification Alloys Europe	103.5	102.3	1.2	1
Intersegment shipments	(9.1)	(10.4)	1.3	(13)
Total metric tons invoiced	509.8	505.9	3.9	1%
The following table presents the estimated impact of key factors that resulted in the 4% decrease in our consolidated first quarter revenues from 2011 to 2012:

	RPNA	RPEU	Extrusions	RSAA	RSEU	Consolidated
Price:
LME pass-through	(6)%	(5)%	(2)%	—%	—%	(4)%
Commercial price	1	—	3	(5)	(12)	(1)
Volume/Mix	10	(4)	(5)	8	1	3
Currency	—	(3)	(4)	—	(4)	(2)
Total percentage change	5%	(12)%	(8)%	3%	(15)%	(4)%
Rolled Products North America Revenues
RPNA revenues for the three months ended March 31, 2012 increased $14.4 million compared to the three months ended March 31, 2011. This increase was primarily due to the following:

▪
an 11% increase in shipment levels, which increased revenues by approximately $30.0 million. The increase in volume was driven by higher demand from the building and construction, metal distribution and transportation industries due to general economic improvements in the U.S. as well as temporary market and seasonal conditions; and

▪	higher rolling margins, resulting from price increases implemented during the second half of 2011, which increased revenues by approximately $3.0 million.
Lower LME aluminum prices, which resulted in decreases in the average price of primary aluminum included in our invoiced prices, partially offset these items. Aluminum price decreases reduced revenues by approximately $19.0 million.
Rolled Products Europe Revenues
RPEU revenues for the three months ended March 31, 2012 decreased $44.3 million compared to the three months ended March 31, 2011. This decrease was primarily due to the following:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. The decrease in aluminum prices accounted for approximately $19.0 million of the reduction in revenues;

▪
volumes decreased 14% in the aggregate, which reduced revenues by approximately $16.0 million. Reduced revenues associated with the decline in regional European plate and coil were significantly offset by a higher value-added mix associated with demand from our global market segments, which accounts for over 50% of RPEU’s total volumes, including a 19% increase in aerospace volumes and a 14% increase in automotive demand for auto body sheet; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $10.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the three months ended March 31, 2012 decreased $8.2 million compared to the three months ended March 31, 2011. This decrease was primarily due to the following:

▪	a 7% decrease in shipment levels, which reduced revenues by approximately $5.0 million. This decrease resulted from initiatives to optimize the customer base by focusing on higher value business;

▪	a stronger U.S. dollar, which decreased revenues by approximately $4.0 million; and

▪	lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices and accounted for approximately $2.0 million of the reduction in revenues.
These decreases were partially offset by improved margins resulting from price increases, which increased revenues by approximately $3.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended March 31, 2012 increased $7.9 million compared to the three months ended March 31, 2011. This increase was primarily due to a 2% increase in metric tons invoiced, which increased revenues by approximately $21.0 million. The increase in volume was driven by improved demand across all of the industries served by this segment, particularly the automotive industry. Lower selling prices for our products resulting from lower aluminum prices partially offset the increase in volume and decreased revenues by approximately $13.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended March 31, 2012 decreased $26.4 million as compared to the three months ended March 31, 2011. This decrease was primarily due to the following:

▪
a decrease in the selling prices of our products resulting from an increase in imports of specification alloys from southern Europe and lower aluminum prices, which reduced revenues by approximately $21.0 million; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $8.0 million.
Segment Income and Gross Profit

	For the three months ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(in millions)
Segment income:
Rolled Products North America	$26.1	$25.3	$0.8	3%
Rolled Products Europe	41.1	33.2	7.9	24
Extrusions	6.0	2.9	3.1	107
Recycling and Specification Alloys North America	16.7	17.1	(0.4)	(2)
Recycling and Specification Alloys Europe	6.8	11.6	(4.8)	(41)
Total segment income	96.7	90.1	6.6	7
Items excluded from segment income and included in gross profit:
Depreciation	(17.6)	(15.0)	(2.6)	17
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	42.1	45.9	(3.8)	(8)
Realized losses on derivative financial instruments	8.8	5.0	3.8	76
Other expense, net	1.2	2.5	(1.3)	(52)
Gross profit	$131.2	$128.5	$2.7	2%
Rolled Products North America Segment Income
RPNA segment income for the three months ended March 31, 2012 increased by $0.8 million compared to the three months ended March 31, 2011. This increase was primarily due to the following:

▪	higher rolling margins resulting from a series of successful pricing initiatives implemented in the second half of 2011, which increased segment income by approximately $3.0 million; and

▪
higher volumes, which increased segment income by approximately $2.0 million. The impact of the 11% volume increase was tempered by a lower value mix of products sold as well as production inefficiencies and higher operating costs.

Productivity-related savings were partially offset by inflation in paint, employee costs and freight costs, as well as higher global business unit and regional allocations.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended March 31, 2012 increased by $7.9 million compared to the three months ended March 31, 2011. This increase was primarily due to the following:

▪	productivity-related savings of $3.0 million, which more than offset $2.0 million of inflation in freight, energy and employee costs;

▪
favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $2.2 million. Metal price lag decreased 2011 segment income by approximately $0.5 million while increasing 2012 segment income by an estimated $1.7 million;

▪
a stronger U.S. dollar improved margins as the segment’s U.S. dollar-based business more than offset the negative impact the strengthening U.S. dollar had on the translation of RPEU's results. Currency changes accounted for approximately $2.0 million of the increase in RPEU segment income; and

▪
a reduction in research and development expense of approximately $4.3 million associated with the 2011 termination of a third party research and development agreement. We expect this trend to reverse over the remainder of 2012 as we ramp up internal research and development spending.

These increases were partially offset by a 14% decrease in volumes in the aggregate, which reduced segment income by approximately $2.0 million. Reduced revenues associated with the decline in regional European plate and coil were significantly offset by a higher value-added mix, including a 19% increase in aerospace volumes and a 14% increase in automotive demand for auto body sheet.
Extrusions Segment Income

Extrusions segment income for the three months ended March 31, 2012 increased by $3.1 million compared to the three months ended March 31, 2011. This increase was primarily due to the following:

▪	improved commercial margins resulting from initiatives to optimize the customer base by focusing on higher value business, which increased segment income by approximately $3.0 million; and

▪	productivity-related savings, which offset inflation in energy and employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended March 31, 2012 decreased by $0.4 million compared to the prior year period. This decrease was due primarily to tighter metal spreads as a result of lower aluminum prices and demand exceeding scrap availability. Tighter metal spreads reduced segment income by approximately $3.0 million. Higher volumes increased segment income by approximately $1.0 million and productivity gains associated with furnace and scrap optimization initiatives more than offset inflation in employee costs as well as hardeners and other additives required to produce alloys.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended March 31, 2012 decreased by $4.8 million compared to the prior year period. This decrease was due primarily to tighter metal spreads as a result of demand exceeding scrap availability and unfavorable pricing due to an increase in specification alloys from southern Europe, which reduced segment income by approximately $3.0 million. Productivity gains substantially offset inflation in energy and employee costs.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased $2.2 million in the three months ended March 31, 2012 as compared to the prior year period. This increase was primarily due to the following:

▪
corporate SG&A expense increased primarily due to an increase in personnel costs as well as a $1.6 million increase in start-up expenses associated with our China Joint Venture and the impact of currency, which increased corporate SG&A by approximately $1.0 million; and

▪	segment SG&A expense decreased $3.8 million in the first quarter of 2012 as compared to the prior year period primarily due to a reduction in professional fees and research and development expense.
As a percentage of revenues, consolidated SG&A expense increased from 5.2% for the three months ended March 31, 2011 to 5.6% for the three months ended March 31, 2012 driven primarily by the impact of lower LME prices on revenues.
Gains on Derivative Financial Instruments
During the three months ended March 31, 2012 and 2011, we recorded the following realized losses and unrealized (gains) losses on derivative financial instruments:

	For the three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Realized losses
Metal	$6.4	$4.2
Natural gas	2.2	0.8
Currency	0.2	—
Unrealized (gains) losses
Metal	(12.2)	(5.0)
Natural gas	1.3	—
Currency	—	—
Total gains	$(2.1)	$—
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
As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended March 31, 2012, we estimate that metal price lag favorably impacted gross profit by approximately $9.8 million while we experienced metal hedge losses of $6.7 million, including $0.3 million of economic losses not recorded within realized losses as discussed above. The resulting $3.1 million of net metal price lag improved our consolidated operating results in the first quarter of 2012. During the three months ended March 31, 2011, we estimate gross profit benefited from metal price lag by approximately $4.6 million while we experienced metal hedge losses of $3.7 million, including $0.5 million of economic gains not recorded within realized losses as discussed above. The resulting $0.9 million of net metal price lag improved our operating results in the first quarter of 2011.
Interest Expense, net
Interest expense, net in the three months ended March 31, 2012 increased $3.3 million from the comparable period of 2011. The increase in interest expense is due to higher average debt levels as a result of the issuance of our Senior Notes.
Provision for Income Taxes
Our effective tax rate was 17.1% and 9.0% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with amortization, pension and postretirement liabilities in the U.S., and depreciation and net operating loss carryforwards in non-U.S. jurisdictions. We intend to maintain our valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal.
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Net cash (used) provided by:
Operating activities	$(26.2)	$(56.8)
Investing activities	(97.2)	(22.5)
Financing activities	18.3	189.1

Cash Flows from Operating Activities
Cash flows used by operating activities were $26.2 million for the three months ended March 31, 2012, which resulted from an $85.0 million increase in net operating assets and $2.4 million of payments for reorganization and restructuring items, partially offset by $61.2 million of cash from earnings. The significant components of the change in net operating assets included increases of $112.3 million, $37.2 million and $100.7 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments and the impact of higher aluminum prices from the fourth quarter of 2011. Our days sales outstanding (“DSO”) at March 31, 2012 remained consistent with the DSO at December 31, 2011, however, revenues in the month of March 2012 were approximately $127.5 million higher than the month of December 2011, leading to an increase in accounts receivable. Our days inventory outstanding (“DIO”) also remained consistent with the DIO at December 31, 2011, however, a 4% increase in LME aluminum prices during the quarter resulted in an increase in inventory. Our days payables outstanding (“DPO”) increased from 27 days at December 31, 2011 to 28 days at March 31, 2012. The increase in payables resulted from increased inventory levels and the additional day of payables outstanding. In addition to the higher working capital balances, $37.4 million of operating cash was used to reduce accrued liabilities, primarily related to interest and employee incentive plan payments.
Cash flows used by operating activities were $56.8 million for the three months ended March 31, 2011, which resulted from a $117.5 million increase in net operating assets and $3.7 million of payments for reorganization and restructuring items, partially offset by $64.4 million of cash from earnings. The significant components of the change in net operating assets included increases of $138.9 million, $78.0 million and $100.1 million in accounts receivable, inventories and accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices.
Cash Flows from Investing Activities
Cash flows used by investing activities were $97.2 million for the three months ended March 31, 2012 and included $92.5 million of capital expenditures, including $31.0 million of the $350.0 million in expected spending on the China plate mill and other strategic spending including the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives in the North American recycling business. Cash used by investing activities for the three months ended March 31, 2012 also included a $4.7 million secured loan to a European supplier. The supplier’s management has subsequently filed for the opening of insolvency proceedings. We believe the value of our security position will adequately cover the repayment of the loan.
Cash used in investing activities was $22.5 million for the three months ended March 31, 2011, which consisted of $22.9 million of capital expenditures.
We continue to expect total capital expenditures to be approximately $450.0 million in 2012 on a consolidated basis. A portion of this spending relates to the China Joint Venture and will be funded by the China Loan Facility. After taking into account amounts funded by the China Loan Facility, we expect cash outflow related to total 2012 capital spending should total slightly over $300.0 million.
Cash Flows from Financing Activities
Cash flows from financing activities for the three months ended March 31, 2012 included $17.7 million of net proceeds from the China Loan Facility (as defined below).
Cash flows from financing activities for the three months ended March 31, 2011 included $490.0 million of net proceeds from the issuance of the Senior Notes, partially offset by the payment of a $300.0 million dividend to Aleris Corporation.
ABL Facility
In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum which impacts both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros, and certain other currencies. As of March 31, 2012, we estimate that our borrowing base would have supported borrowings of $532.1 million. After giving effect to the outstanding letters of credit of $43.6 million, we had $488.5 million available for borrowing as of March 31, 2012.
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
As of March 31, 2012 and December 31, 2011, we had no amounts outstanding under the ABL Facility.
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
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside of the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd., of Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
The credit agreement governing the ABL Facility contains a number of covenants that, subject to certain exceptions,

impose restrictions on us and certain of our subsidiaries, including without limitation restrictions on our ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of March 31, 2012.
Senior Notes
On February 9, 2011, we issued $500.0 million aggregate original principal amount of 7 5/8% Senior Notes due 2018 under an indenture (the “Indenture”) with U.S. Bank National Association, as trustee, and on October 14, 2011, we exchanged the $500.0 million aggregate original principal amount of 7 5/8% Senior Notes for $500.0 million of our new 7 5/8% Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended (the “Senior Notes”). The Senior Notes are unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that is a domestic subsidiary and that guarantees our obligations under the ABL Facility. The Indenture contains a number of customary covenants that, subject to certain exceptions, impose restrictions on us and certain of our subsidiaries, including without limitation restrictions on our ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Interest on the Senior Notes is payable in cash semi-annually in arrears on February 15th and August 15th of each year. The Senior Notes mature on February 15, 2018. We used the net proceeds from the sale of the Senior Notes to pay cash dividends of approximately $500.0 million to Aleris Corporation during the year ended December 31, 2011, which were then paid as dividends, pro rata, to the stockholders of Aleris Corporation.
Exchangeable Notes
In connection with our emergence from bankruptcy, we issued $45.0 million aggregate principal amount of 6.0% Senior Subordinated Exchangeable Notes (the “Exchangeable Notes”). The Exchangeable Notes are scheduled to mature on June 1, 2020. The Exchangeable Notes have exchange rights at the holder’s option, after June 1, 2013, and are exchangeable for Aleris Corporation common stock at a rate equivalent to 47.20 shares of Aleris Corporation common stock per $1,000 principal amount of Exchangeable Notes (after adjustment for the payments of dividends in 2011), subject to further adjustment. The Exchangeable Notes may be redeemed at the Company’s option at specified redemption prices on or after June 1, 2013 or upon a fundamental change of Aleris Corporation.
The Exchangeable Notes are our unsecured, senior subordinated obligations and rank (i) junior to all of our existing and future senior indebtedness, including the ABL Facility; (ii) equally to all of our existing and future senior subordinated indebtedness; and (iii) senior to all of our existing and future subordinated indebtedness.
China Loan Facility
In March 2011, our China Joint Venture entered into a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch (the “China Loan Facility”). The China Loan Facility originally consisted of a $100.0 million term loan, a RMB 532.0 million term loan (or equivalent to approximately $84.3 million) and a combined U.S. dollar/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 million. In December 2011, the agreement was subsequently amended and now consists of a $30.0 million U.S. term loan facility, a RMB 997.5 million term loan facility (or equivalent to approximately $158.0 million) and a RMB 232.8 million (or equivalent to approximately $36.9 million) revolving credit facility. The interest on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2012, $74.7 million was drawn under the term loan facility. Draws on the revolving facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Our China Joint Venture is an unrestricted subsidiary under the indenture governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires the China Joint Venture to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, the China Joint Venture is restricted from, subject to certain exceptions, repaying loans or distributing dividends to stockholders, disposing of assets, providing third party guarantees, or entering into additional financing to expand the capacity of the project, among other things.
We were in compliance with all of the covenants set forth in the China Loan Facility as of March 31, 2012. We have had delays in our ability to make timely draws of amounts committed under our China Loan Facility in the past and we cannot be certain that we will be able to draw all amounts committed under the China Loan Facility in the future or as to the timing or cost of any such draws.
EBITDA and Adjusted EBITDA
We report our financial results in accordance with GAAP. However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, are examples of non-GAAP financial measures that we believe provide investors and other users of our financial information with useful information.
Management uses EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, as performance metrics and believes these measures provide additional information commonly used by the holders of the Senior Notes and parties to our ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indenture governing our Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing our ABL Facility.
Our EBITDA calculations represent net income (loss) attributable to Aleris International, Inc. before interest income and expense, provision for (benefit from) income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized (gains) and losses on derivative financial instruments, restructuring charges, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indenture governing our Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under our ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded.
EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, in addition to, and not as an alternative for, net income (loss) attributable to Aleris International, Inc., operating income, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, have limitations as analytical tools, and they should not be considered in isolation or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

▪	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

▪	They do not reflect changes in, or cash requirements for, working capital needs;

▪	They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our Exchangeable Notes, our Senior Notes, our ABL Facility;

▪	They do not reflect certain tax payments that may represent a reduction in cash available to us;

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
For reconciliations of EBITDA and Adjusted EBITDA to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income, which is the most directly comparable financial measure presented in accordance with GAAP, for each of RPNA, RPEU, Extrusions, RSAA and RSEU, see the reconciliations on pages 24-26.
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Aleris International, Inc., which is the most directly comparable financial measure presented in accordance with GAAP.

	For the three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Net income attributable to Aleris International, Inc.	$47.6	$57.4
Interest expense, net	11.7	8.4
Provision for income taxes	9.8	5.7
Depreciation and amortization	19.5	16.6
EBITDA	88.6	88.1
Unrealized gains on derivative financial instruments	(10.9)	(5.0)
Impact of recording assets at fair value through fresh-start and purchase accounting	(0.3)	—
Currency exchange gains on debt	(1.7)	(4.6)
Stock-based compensation expense	2.6	2.4
Start-up expenses	2.9	1.3
Favorable metal price lag	(3.1)	(0.9)
Other	2.4	(2.8)
Adjusted EBITDA	$80.5	$78.5
Our reconciliation of Adjusted EBITDA to net income attributable to Aleris International, Inc. and net cash used by operating activities is as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Adjusted EBITDA	$80.5	$78.5
Unrealized gains on derivative financial instruments	10.9	5.0
Impact of recording assets at fair value through fresh-start and purchase accounting	0.3	—
Currency exchange gains on debt	1.7	4.6
Stock-based compensation expense	(2.6)	(2.4)
Start-up expenses	(2.9)	(1.3)
Favorable metal price lag	3.1	0.9
Other	(2.4)	2.8
EBITDA	88.6	88.1
Interest expense, net	(11.7)	(8.4)
Provision for income taxes	(9.8)	(5.7)
Depreciation and amortization	(19.5)	(16.6)
Net income attributable to Aleris International, Inc.	47.6	57.4
Net loss attributable to noncontrolling interest	—	(0.1)
Net income	47.6	57.3
Depreciation and amortization	19.5	16.6
Provision for deferred income taxes	3.2	0.2
Reorganization items, net of payments	(0.6)	(1.6)
Restructuring charges, net of payments	(1.8)	(1.4)
Stock-based compensation expense	2.6	2.4
Unrealized gains on derivative financial instruments	(10.9)	(5.0)
Unrealized currency exchange gains on debt	(1.7)	(4.6)
Amortization of debt issuance costs	1.6	1.3
Other non-cash gains, net	(0.7)	(4.5)
Change in operating assets and liabilities:
Change in accounts receivable	(112.3)	(138.9)
Change in inventories	(37.2)	(78.0)
Change in other assets	1.2	(0.7)
Change in accounts payable	100.7	81.9
Change in accrued liabilities	(37.4)	18.2
Net cash used by operating activities	$(26.2)	$(56.8)
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pension and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 for the year ended December 31, 2011. There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2012.
Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at March 31, 2012.
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

▪
our ability to enter into effective metal, natural gas and other commodity derivatives or arrangements with customers to manage effectively our exposure to commodity price fluctuations and changes in the pricing of metals;

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
In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and copper, and natural gas, as well as changes in currency and interest rates. For aluminum hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.
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
Metal Hedging
Aluminum ingots, copper and zinc are internationally produced, priced and traded commodities, with the LME being the primary exchange. As part of our efforts to preserve margins, we also enter into forward, future and call option contracts. For accounting purposes, we do not consider our metal derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders can be purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold.
We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months.
We can also use call option contracts, which function in a manner similar to the natural gas, call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2012 and December 31, 2011, we had 0.2 million and 0.2 million metric tons of metal buy and sell forward contracts, respectively.

Natural Gas Hedging
To manage the price exposure for natural gas purchases, we can fix the future price of a portion or all of our natural gas requirements by entering into financial hedge agreements.
We do not consider our natural gas derivative instruments as hedges for accounting purposes and as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge agreement price. We can also enter into call option contracts to manage the exposure to increasing natural gas prices while maintaining the benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract.
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2012 and December 31, 2011, we had 4.1 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at March 31, 2012 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2012:

(in millions)		Impact of
	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(0.8)	$(1.3)
Natural gas	(5.5)	(1.1)
Currency	0.1	(0.1)
The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 10, “Derivative and Other Financial Instruments,” to our unaudited consolidated financial statements included elsewhere in this report on Form 10-Q.
Currency Exchange Risks
The construction of an aluminum rolling mill in China has increased our China Joint Venture’s exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the source of funding is the U.S. dollar and RMB denominated China Loan Facility. Our equity contributions are primarily made in euros to mitigate this exposure. In addition, the China Joint Venture has entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the U.S. dollar strengthens. As with all of our other derivative financial instruments, these call option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated statements of comprehensive income. These call option contracts cover periods consistent with known or expected exposures through 2012. As of March 31, 2012 and December 31, 2011, we had euro call option contracts covering a notional amount of $41.2 million and $48.5 million, respectively.
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

Interest Rate Risks
As of March 31, 2012, approximately 90% of our debt obligations were at fixed rates. We are subject to interest rate risk related to our ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of March 31, 2012, we had no borrowings under the ABL Facility and $74.7 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
Except as set forth below, there have been no material changes to the risk factors included in the section captioned “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).  The following risk factor is updated from the comparably titled risk factor included in the Form 10-K:

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
The availability and price of aluminum scrap, rolling slab and billet depend on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. We rely on third parties for the supply of alloyed rolling slab and billet for certain products. In the future, we may face an increased risk of supply to meet our demand due to issues with suppliers and rising costs of production. Our inability to satisfy our future supply needs may impact our profitability and expose us to penalties as a result of contractual commitments with some of our customers. For example, we provided a loan to a subsidiary of BaseMet B.V., a supplier of a significant portion of the aluminum slab and billet used by our RPEU and Extrusions segments, in order to help it meet our supply needs. On May 2, 2012, the BaseMet B.V. subsidiary’s management filed for the opening of insolvency proceedings. We are working with the BaseMet B.V. subsidiary’s management, the administrator and other major creditors in order to ensure continuing production by the BaseMet B.V. subsidiary in the short term. We may also provide additional funding to the BaseMet B.V. subsidiary in the future. While we also have made arrangements for alternative sources of supply, we may experience supply disruptions in the future and may not be able to sufficiently satisfy our future supply needs. The availability and price of rolling slab and billet could impact our margins or our ability to meet customer volumes. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the traded value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for our recycling business.
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
The China Joint Venture requires substantial additional capital investments that may not be able to be satisfied.
Through the China Joint Venture, we are building a rolling mill in China. The China Joint Venture requires significant capital expenditures which are financed by the Bank of China under the China Loan Facility and by equity capital contributed by each partner. The Chinese government exercises significant control over economic growth in China through the allocation of resources, including imposing policies that impact particular industries or companies in different ways, so we may experience future disruptions to our access to capital in the Chinese banking market. We have had delays in our ability to make timely draws of amounts committed under the China Loan Facility in the past and we cannot be certain that we will be able to draw all amounts committed under the China Loan Facility in the future or as to the timing or cost of any such draws. We also may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make the anticipated capital expenditures for the China Joint Venture. In addition, funding of the China Joint Venture may depend on capital contributions by the minority China Joint Venture partner. Our China Joint Venture partner has indicated that it may not fund any future capital contributions, which would therefore increase the amount of capital we would be required to contribute and result in an increase of our ownership percentage in the China Joint Venture. To the extent that funding is not available from the Bank of China under the non-recourse China Loan Facility or by capital contributions by our partner, we may need to increase the amount of capital necessary to fund the China Joint Venture from our own or other sources of capital. The availability of financing, as well as future actions and policies of the Chinese government, could materially affect the ability of the China Joint Venture to be funded, which may delay or halt construction of our new rolling mill in China.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.

 None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aleris International, Inc.’s Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ALERIS INTERNATIONAL, INC.

Date: May 4, 2012	By:	/s/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)