Form 10-Q
period 2012-06-30
Aleris International, Inc.
filed 2012-08-02
CIK 1516386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No☐
There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 2, 2012.

ALERIS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Aleris International, Inc.
Consolidated Balance Sheet
(Unaudited)
(in millions, except share and per share data)

ASSETS	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$130.4	$231.4
Accounts receivable (net of allowances of $9.2 and $8.7 at June 30, 2012 and December 31, 2011, respectively)	491.0	401.1
Inventories	626.3	585.7
Deferred income taxes	6.0	6.0
Prepaid expenses and other current assets	22.5	23.0
Total Current Assets	1,276.2	1,247.2
Property, plant and equipment, net	823.8	670.5
Intangible assets, net	46.6	47.7
Deferred income taxes	33.9	33.9
Other long-term assets	51.7	38.3
Total Assets	$2,232.2	$2,037.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$357.2	$287.4
Accrued liabilities	221.7	233.1
Deferred income taxes	6.2	6.2
Current portion of long-term debt	10.2	6.9
Total Current Liabilities	595.3	533.6
Long-term debt	660.3	595.1
Deferred income taxes	12.0	5.1
Accrued pension benefits	199.8	206.2
Accrued postretirement benefits	52.6	52.9
Other long-term liabilities	75.9	79.1
Total Long-Term Liabilities	1,000.6	938.4
Redeemable preferred stock; par value $.01; 5,000 shares authorized and issued	5.7	5.4
Stockholder’s Equity
Common stock; par value $.01; 5,000 shares authorized and 100 shares issued	—	—
Additional paid-in capital	568.6	563.2
Retained earnings	101.2	19.7
Accumulated other comprehensive loss	(44.6)	(29.0)
Total Aleris International, Inc. Equity	625.2	553.9
Noncontrolling interest	5.4	6.3
Total Equity	630.6	560.2
Total Liabilities and Equity	$2,232.2	$2,037.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aleris International, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$1,170.7	$1,328.3	$2,311.2	$2,519.6
Cost of sales	1,048.2	1,193.7	2,057.6	2,256.4
Gross profit	122.5	134.6	253.6	263.2
Selling, general and administrative expenses	64.6	68.4	128.5	130.1
Losses (gains) on derivative financial instruments	4.1	(4.2)	2.0	(4.2)
Other operating expense (income), net	1.2	1.5	1.3	(2.1)
Operating income	52.6	68.9	121.8	139.4
Interest expense, net	11.4	14.0	23.1	22.4
Other income, net	(0.5)	(6.0)	(0.4)	(6.9)
Income before income taxes	41.7	60.9	99.1	123.9
Provision for income taxes	8.2	4.2	18.0	9.9
Net income	33.5	56.7	81.1	114.0
Net (loss) income attributable to noncontrolling interest	(0.6)	0.2	(0.6)	0.2
Net income attributable to Aleris International, Inc.	$34.1	$56.5	$81.7	$113.8

Comprehensive income	$3.2	$65.8	$65.5	$144.0
Comprehensive (loss) income attributable to noncontrolling interest	(0.6)	0.2	(0.6)	0.2
Comprehensive income attributable to Aleris International, Inc.	$3.8	$65.6	$66.1	$143.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aleris International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	For the six months ended
	June 30, 2012	June 30, 2011
Operating activities
Net income	$81.1	$114.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.1	33.9
Provision for deferred income taxes	6.9	0.8
Stock-based compensation expense	5.3	4.5
Unrealized gains on derivative financial instruments	(3.8)	(8.9)
Unrealized currency exchange losses (gains) on debt	0.8	(6.3)
Amortization of debt issuance costs	3.1	3.0
Other non-cash gains, net	(0.1)	(6.4)
Changes in operating assets and liabilities:
Change in accounts receivable	(97.6)	(160.7)
Change in inventories	(52.8)	(62.0)
Change in other assets	(1.7)	(7.8)
Change in accounts payable	69.8	72.0
Change in accrued liabilities	(14.6)	48.5
Net cash provided by operating activities	35.5	24.6
Investing activities
Payments for property, plant and equipment	(188.8)	(61.7)
Other	(13.4)	7.3
Net cash used by investing activities	(202.2)	(54.4)
Financing activities
Proceeds from issuance of Senior Notes, net of discount of $10.0	—	490.0
Proceeds from China Loan Facility	64.4	5.7
Net proceeds from long-term debt	2.2	3.0
Debt issuance costs	(0.3)	(6.8)
Contributions from noncontrolling interests	—	4.1
Dividends paid to Aleris Corporation	—	(400.0)
Other	(0.1)	2.2
Net cash provided by financing activities	66.2	98.2
Effect of exchange rate differences on cash and cash equivalents	(0.5)	5.7
Net (decrease) increase in cash and cash equivalents	(101.0)	74.1
Cash and cash equivalents at beginning of period	231.4	113.5
Cash and cash equivalents at end of period	$130.4	$187.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
2. INVENTORIES
The components of our “Inventories” as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Finished goods	$160.3	$175.6
Raw materials	250.9	226.5
Work in process	191.8	162.5
Supplies	23.3	21.1
Total inventories	$626.3	$585.7
3. LONG-TERM DEBT
Our debt as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
ABL Facility	$—	$—
Senior Notes, net of discount of $8.0 and $8.8 at June 30, 2012 and December 31, 2011, respectively	492.0	491.2
Exchangeable Notes, net of discount of $0.8 and $0.9 at June 30, 2012 and December 31, 2011, respectively	44.2	44.1
China Loan Facility, net of discount of $1.1 and $1.0 at June 30, 2012 and December 31, 2011, respectively	120.4	55.9
Other	13.9	10.8
Total debt	670.5	602.0
Less: Current portion of long-term debt	10.2	6.9
Total long-term debt	$660.3	$595.1
ABL Facility
In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011 we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 revolving credit facility which permits multi-currency borrowings up to $600.0 by our U.S. subsidiaries, up to $240.0 by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying London Metal Exchange (“LME”) price of aluminum and

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

the euro to U.S. dollar exchange rate which impact both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under the ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros, and certain other currencies. As of June 30, 2012, we estimate that our borrowing base would have supported borrowings up to $503.6. After giving effect to outstanding letters of credit of $44.7, we had $458.9 available for borrowing as of June 30, 2012.
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
As of June 30, 2012 and December 31, 2011, we had no amounts outstanding under the ABL Facility.
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
The ABL Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly owned domestic subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the borrower located in Canada and substantially all of the current assets (other than inventory located outside the United Kingdom) and related intangibles of Aleris Recycling (Swansea) Ltd. and Aleris Switzerland GmbH and certain of its subsidiaries. The borrowers’ obligations under the ABL Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries.
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
Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of June 30, 2012.
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
The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately. We were in compliance with all covenants set forth in the Indenture as of June 30, 2012.
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
China Loan Facility
In March 2011, our subsidiary, Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”), entered into a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch (the “China Loan Facility”). The China Loan Facility originally consisted of a $100.0 term loan, an RMB 532.0 term loan (or equivalent to approximately $84.3) and a combined U.S. dollar/RMB revolving credit facility up to an aggregate amount equivalent to $35.0. In December 2011, the agreement was amended and now consists of a $30.0 term loan facility, an RMB 997.5 term loan facility (or equivalent to approximately $158.1) and an RMB 232.8 (or equivalent to approximately $36.9) revolving credit facility. The interest rate on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2012, $121.5 was drawn under the term loan facility. Draws on the revolving facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Aleris Zhenjiang is an unrestricted subsidiary under the indenture governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to:

▪
repay loans extended by Aleris Zhenjiang’s stockholders prior to repaying loans under the China Loan Facility or make the China Loan Facility junior to any other debts incurred of the same class for the project;

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
We were in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2012.
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
Our reserves for environmental remediation liabilities totaled $35.9 and $36.5 at June 30, 2012 and December 31, 2011, respectively, and have been classified as “Other long-term liabilities” and “Accrued liabilities” in the Consolidated Balance Sheet. Of the environmental liabilities recorded at June 30, 2012 and December 31, 2011, $6.4 is indemnified by Corus Group Ltd.
In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At June 30, 2012 and December 31, 2011, our total asset retirement obligations were $12.7 and $13.7, respectively. The amounts represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.
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
5. STOCKHOLDER’S EQUITY
The following table summarizes the activity within stockholder’s equity, including the components of other comprehensive loss, for the six months ended June 30, 2012:

	Aleris International, Inc. Equity	Noncontrolling Interest	Total Equity
Total equity at January 1, 2012	$553.9	$6.3	$560.2
Net income (loss)	81.7	(0.6)	81.1
Other comprehensive loss, before tax:
Currency translation adjustments	(15.3)	—	(15.3)
Other	(0.3)	—	(0.3)
Other comprehensive loss, net of tax	(15.6)	—	(15.6)
Stock-based compensation	5.3	—	5.3
Other	(0.1)	(0.3)	(0.4)
Total equity at June 30, 2012	$625.2	$5.4	$630.6
6. SEGMENT INFORMATION
The Company’s operating structure includes two global business units, Global Rolled and Extruded Products and Global Recycling. This operating structure supports our growth strategies and provides the appropriate focus on our global markets, including aerospace and defense, automotive, commercial plate and heat exchangers, as well as on our regionally based products and customers. These global business units are divided into five operating segments based on the organizational structure that is used by the Company’s chief operating decision maker to evaluate performance, make decisions on resource allocations and for which discrete financial information is available.
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
Prior period amounts presented have been restated to conform to our current reportable segments, which were changed in the fourth quarter of 2011.
Measurement of Segment Profit or Loss and Segment Assets
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Consolidated Financial Statements for the year ended December 31, 2011. Our measure of profitability for our operating segments is referred to as segment income and loss. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefits from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment income and loss amounts presented have been restated to conform to the current definition of segment income and loss, which was changed in the fourth quarter of 2011.
Reportable Segment Information
The following table shows our revenues and segment income for the periods presented in our Consolidated Statements of Comprehensive Income:

Three months ended June 30, 2012	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$349.1	$325.3	$89.6	$255.7	$151.0		$1,170.7
Intersegment revenues	0.2	13.8	2.7	2.1	8.6	$(27.4)	—
Total revenues	$349.3	$339.1	$92.3	$257.8	$159.6	$(27.4)	$1,170.7
Segment income	$34.8	$42.7	$4.9	$14.6	$5.9		$102.9

Three months ended June 30, 2011	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$378.0	$407.7	$110.5	$253.8	$178.3		$1,328.3
Intersegment revenues	0.5	24.3	3.2	1.8	11.4	$(41.2)	—
Total revenues	$378.5	$432.0	$113.7	$255.6	$189.7	$(41.2)	$1,328.3
Segment income	$31.0	$34.9	$2.6	$23.7	$11.8		$104.0

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Six months ended June 30, 2012	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$673.1	$649.3	$182.6	$510.0	$296.2		$2,311.2
Intersegment revenues	1.4	28.9	5.1	3.3	17.8	$(56.5)	—
Total revenues	$674.5	$678.2	$187.7	$513.3	$314.0	$(56.5)	$2,311.2
Segment income	$60.8	$83.8	$10.9	$31.3	$12.7		$199.5

Six months ended June 30, 2011	RPNA	RPEU	Extrusions	RSAA	RSEU	Intersegment Revenues	Total
Revenues to external customers	$688.2	$771.5	$211.3	$500.2	$348.4		$2,519.6
Intersegment revenues	1.0	43.9	6.0	3.0	22.1	$(76.0)	—
Total revenues	$689.2	$815.4	$217.3	$503.2	$370.5	$(76.0)	$2,519.6
Segment income	$56.3	$68.1	$5.5	$40.7	$23.4		$194.0
The following table reconciles total segment income to “Income before income taxes” as reported in our Consolidated Statements of Comprehensive Income:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total segment income	$102.9	$104.0	$199.5	$194.0
Unallocated amounts:
Depreciation and amortization	(19.7)	(17.3)	(39.1)	(33.9)
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(12.7)	(14.3)	(29.7)	(27.3)
Interest expense, net	(11.4)	(14.0)	(23.1)	(22.4)
Unallocated (losses) gains on derivative financial instruments	(7.4)	3.8	3.4	8.5
Unallocated currency exchange (losses) gains	(2.5)	1.2	(1.0)	3.9
Start-up expenses	(6.3)	(3.0)	(9.2)	(4.3)
Other (expense) income, net	(1.2)	0.5	(1.7)	5.4
Income before income taxes	$41.7	$60.9	$99.1	$123.9
The following table shows our reportable segment assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets
RPNA	$552.4	$514.7
RPEU	625.0	565.1
Extrusions	152.9	126.0
RSAA	316.7	277.4
RSEU	185.2	169.0
Unallocated assets	400.0	385.4
Total consolidated assets	$2,232.2	$2,037.6
7. STOCK-BASED COMPENSATION
On June 1, 2010, the Board of Directors of Aleris Corporation approved the 2010 Equity Incentive Plan (the “2010 Equity Plan”). Generally, stock options have a ten-year life and vest quarterly over four years. Generally, all restricted stock units and restricted shares also vest quarterly over four years. A portion of the stock options, as well as a portion of the restricted stock units and restricted shares, may vest upon a change in control event.

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

During the six months ended June 30, 2012, Aleris Corporation granted 77,500 stock options and 7,400 restricted stock units to certain members of our senior management and a nonemployee director.
During the three and six months ended June 30, 2012, we recorded $2.8 and $5.3 of compensation expense, respectively, associated with stock options, restricted stock units and restricted shares under the push down accounting provisions of ASC 718, “Compensation - Stock Compensation.” During the three and six months ended June 30, 2011, we recorded $2.1 and $4.5 of compensation expense, respectively. At June 30, 2012, there was $22.2 of unearned compensation that is expected to be recorded over the next four years pertaining to the stock options, restricted stock units and restricted shares.
8. INCOME TAXES
Our effective tax rate was 19.8% and 18.2% for the three and six months ended June 30, 2012, respectively, and 6.9% and 8.0% for the three and six months ended June 30, 2011, respectively. The effective tax rate for the three and six months ended June 30, 2012 and 2011 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
As of June 30, 2012, we have $16.8 of unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income. As of June 30, 2012, we had approximately $2.1 of accrued interest related to uncertain tax positions.
The 2005 through 2011 tax years remain open to examination. A non-U.S. jurisdiction commenced an examination in the fourth quarter of 2009 that is anticipated to be completed within six months of June 30, 2012.
9. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The components of the net periodic benefit expense are as follows:

	U.S. pension benefits
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$0.7	$0.6	$1.5	$1.3
Interest cost	1.8	1.9	3.6	3.7
Amortization of net loss	0.1	—	0.2	—
Expected return on plan assets	(2.1)	(2.0)	(4.2)	(4.0)
Net periodic benefit expense	$0.5	$0.5	$1.1	$1.0

	European pension benefits
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$0.6	$0.6	$1.3	$1.2
Interest cost	1.8	1.8	3.5	3.7
Expected return on plan assets	—	—	—	(0.1)
Net periodic benefit expense	$2.4	$2.4	$4.8	$4.8

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

Other Postretirement Benefit Plans
The components of net postretirement benefit expense are as follows:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$—	$—	$—	$0.1
Interest cost	0.6	0.7	1.2	1.3
Amortization of net loss	0.1	—	0.2	—
Net postretirement benefit expense	$0.7	$0.7	$1.4	$1.4
10. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS
We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our metal, natural gas and other supply requirements and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset each type of net derivative position with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our Consolidated Balance Sheet. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At June 30, 2012, no cash collateral was posted. At December 31, 2011, we had posted cash collateral totaling approximately $0.5, of which $0.3 related to counterparties in a net asset position, and therefore, was recorded within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The amounts shown in the table below represent the fair value of individual contracts, regardless of the net position presented in the Consolidated Balance Sheet:

	Fair Value of Derivatives as of
	June 30, 2012		December 31, 2011
Derivatives by type	Asset	Liability	Asset	Liability
Metal	$25.9	$(36.9)	$20.8	$(33.7)
Natural gas	—	(2.4)	—	(4.2)
Currency	—	—	0.3	—
Total	25.9	(39.3)	21.1	(37.9)
Effect of counterparty netting	(23.3)	23.3	(20.1)	20.1
Effect of cash collateral	—	—	—	0.2
Net derivatives as classified in the balance sheet	$2.6	$(16.0)	$1.0	$(17.6)
     The fair value of our derivative financial instruments at June 30, 2012 and December 31, 2011 are recorded in the Consolidated Balance Sheet as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Metal	Prepaid expenses and other current assets	$2.6	$0.5
	Other long-term assets	—	0.2
Currency	Prepaid expenses and other current assets	—	0.3
Total		$2.6	$1.0

Liability Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Metal	Accrued liabilities	$10.1	$10.1
	Other long-term liabilities	3.5	3.5
Natural gas	Accrued liabilities	2.4	4.0
Total		$16.0	$17.6

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
We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012 and the level in the fair value hierarchy:

	Fair value measurements at June 30, 2012 using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$25.9	$—	$25.9	$—
Derivative liabilities	(39.3)	—	(39.3)	—
Net derivative assets	$(13.4)	$—	$(13.4)	$—
Both realized and unrealized gains and losses on derivative financial instruments are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statements of Comprehensive Income. Realized (gains) and losses on derivative financial instruments totaled the following:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Metal	$(5.8)	$(0.3)	$0.6	$3.9
Natural gas	2.2	—	4.3	0.8
Currency	0.6	—	0.8	—
Metal Hedging
The selling prices of the majority of the orders for our rolled and extruded products are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, margins are subject to the risk of changes in the purchase price of the raw materials used for these fixed price sales. In order to manage this transactional exposure, LME future or forward purchase contracts are purchased at the time the selling prices are fixed. As metal is purchased to fill these fixed price sales orders, LME future or forward contracts are then sold. We also maintain a significant amount of inventory on-hand to meet anticipated and unpriced future sales. In order to preserve the value of this inventory, LME future or forward

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

contracts are sold at the time inventory is purchased. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within three months. We can also use call option contracts, which function in a manner similar to the natural gas call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2012 and December 31, 2011, we had 0.2 and 0.2 metric tons of metal buy and sell forward contracts, respectively.
Natural Gas Hedging
To manage our price exposure for natural gas purchases, we fix the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We also enter into call option contracts to manage the exposure to increasing prices while maintaining our ability to benefit from declining prices. Upon settlement of call option contracts, we receive cash and recognize a related gain if the NYMEX closing price exceeds the strike price of the call option. If the call option strike price exceeds the NYMEX closing price, no amount is received and the option expires. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2012 and December 31, 2011, we had 3.5 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts.
Currency Exchange Hedging
The construction of an aluminum rolling mill in China has increased our exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while our source of funding is the U.S. dollar and RMB denominated China Loan Facility. Our equity contributions are primarily made in euros to mitigate this exposure. In addition, we have entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the U.S. dollar strengthens. As with all of our other derivative financial instruments, these call option contracts are not accounted for as hedges and, as a result, the changes in fair value are recorded immediately in the Consolidated Statements of Comprehensive Income. These call option contracts cover periods consistent with known or expected exposures through 2012. As of June 30, 2012 and December 31, 2011, we had euro call option contracts covering a notional amount of $20.6 and $48.5, respectively.
Credit Risk
We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading.
 Other Financial Instruments
The carrying amount and fair value of our other financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$130.4	$130.4	$231.4	$231.4
ABL Facility	—	—	—	—
Exchangeable Notes	44.2	105.1	44.1	107.4
Senior Notes	492.0	507.5	491.2	490.0
China Loan Facility	120.4	121.5	55.9	56.9

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

The following table sets forth our other financial instruments for which fair value is disclosed and the level in the fair value hierarchy within which the fair value measurements are categorized as of June 30, 2012:

	Fair value measurements at June 30, 2012 using:
Description	Total estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$130.4	$130.4	$—	$—
Exchangeable Notes	105.1	—	—	105.1
Senior Notes	507.5	507.5	—	—
China Loan Facility	121.5	—	—	121.5
The fair value of our Exchangeable Notes was estimated using a binomial lattice pricing model based on the fair value of Aleris Corporation common stock, a risk-free interest rate of 1.3% to 1.7% and expected equity volatility of 50%. Expected equity volatility was determined based on historical stock prices and implied and stated volatilities of our peer companies. The fair value of our Senior Notes was estimated using market quotations. The carrying amount of the China Loan Facility approximates fair value because the interest rate paid is variable, is set for periods of six months or less and there have been no significant changes in the credit risk of Aleris Zhenjiang subsequent to the inception of the China Loan Facility.
11. RELATED PARTY TRANSACTIONS
As discussed in Note 7, “Stock-Based Compensation,” we recorded $2.8 and $5.3 of compensation expense for the three and six months ended June 30, 2012, respectively, and $2.1 and $4.5 of compensation expense for the three and six months ended June 30, 2011, respectively, associated with the 2010 Equity Plan, the beneficiaries of which are members of our senior management and our nonemployee directors.
12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Certain of our subsidiaries (the “Guarantors”) are guarantors of the indebtedness under our Senior Notes. Each of the Guarantors has fully and unconditionally guaranteed, on a joint and several basis, to pay principal and interest related to the Senior Notes and each of the Guarantors are directly or indirectly 100% owned subsidiaries of the Company. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes (the “Non-Guarantors”). The condensed consolidating balance sheets are presented as of June 30, 2012 and December 31, 2011. The condensed consolidating statements of comprehensive income are presented for the three and six months ended June 30, 2012 and 2011. The condensed consolidating statements of cash flows are presented for the six months ended June 30, 2012 and 2011.

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of June 30, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$16.4	$—	$115.2	$(1.2)	$130.4
Accounts receivable, net	1.3	197.9	291.8	—	491.0
Inventories	—	226.4	399.9	—	626.3
Deferred income taxes	—	1.4	4.6	—	6.0
Prepaid expenses and other current assets	0.1	9.6	12.8	—	22.5
Total Current Assets	17.8	435.3	824.3	(1.2)	1,276.2
Property, plant and equipment, net	—	344.0	479.8	—	823.8
Intangible assets, net	—	30.7	15.9	—	46.6
Deferred income taxes	—	—	33.9	—	33.9
Other long-term assets	14.2	3.3	34.2	—	51.7
Investments in subsidiaries/intercompany receivables, net	1,138.6	295.4	0.2	(1,434.2)	—
Total Assets	$1,170.6	$1,108.7	$1,388.3	$(1,435.4)	$2,232.2

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.5	$142.2	$212.7	$(1.2)	$357.2
Accrued liabilities	—	63.4	158.3	—	221.7
Deferred income taxes	—	—	6.2	—	6.2
Current portion of long-term debt	—	—	10.2	—	10.2
Total Current Liabilities	3.5	205.6	387.4	(1.2)	595.3
Long-term debt	536.2	—	124.1	—	660.3
Deferred income taxes	—	1.4	10.6	—	12.0
Accrued pension benefits	—	61.4	138.4	—	199.8
Accrued postretirement benefits	—	52.6	—	—	52.6
Other long-term liabilities	—	32.7	43.2	—	75.9
Total Long-Term Liabilities	536.2	148.1	316.3	—	1,000.6
Redeemable preferred stock	5.7	—	—	—	5.7
Aleris International, Inc. equity	625.2	755.0	679.2	(1,434.2)	625.2
Noncontrolling interest	—	—	5.4	—	5.4
Total Liabilities and Equity	$1,170.6	$1,108.7	$1,388.3	$(1,435.4)	$2,232.2

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	As of December 31, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$67.1	$—	$165.7	$(1.4)	$231.4
Accounts receivable, net	1.3	150.5	249.3	—	401.1
Inventories	—	220.7	365.0	—	585.7
Deferred income taxes	1.4	—	4.6	—	6.0
Prepaid expenses and other current assets	0.9	9.5	12.6	—	23.0
Total Current Assets	70.7	380.7	797.2	(1.4)	1,247.2
Property, plant and equipment, net	—	309.9	360.6	—	670.5
Intangible assets, net	—	31.8	15.9	—	47.7
Deferred income taxes	—	—	33.9	—	33.9
Other long-term assets	15.8	3.8	18.7	—	38.3
Investments in subsidiaries/intercompany receivables (payables), net	1,014.6	352.4	(26.4)	(1,340.6)	—
Total Assets	$1,101.1	$1,078.6	$1,199.9	$(1,342.0)	$2,037.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$3.3	$106.4	$179.1	$(1.4)	$287.4
Accrued liabilities	0.4	89.4	143.3	—	233.1
Deferred income taxes	—	—	6.2	—	6.2
Current maturities of debt	—	—	6.9	—	6.9
Total Current Liabilities	3.7	195.8	335.5	(1.4)	533.6
Long-term debt	535.4	—	59.7	—	595.1
Deferred income taxes	2.1	—	3.0	—	5.1
Accrued pension benefits	—	65.4	140.8	—	206.2
Accrued postretirement benefits	—	52.9	—	—	52.9
Other long-term liabilities	0.6	32.4	46.1	—	79.1
Total Long-Term Liabilities	538.1	150.7	249.6	—	938.4
Redeemable preferred stock	5.4	—	—	—	5.4
Aleris International, Inc. equity	553.9	732.1	608.5	(1,340.6)	553.9
Noncontrolling interest	—	—	6.3	—	6.3
Total Liabilities and Equity	$1,101.1	$1,078.6	$1,199.9	$(1,342.0)	$2,037.6

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$550.9	$622.8	$(3.0)	$1,170.7
Cost of sales	—	504.6	546.6	(3.0)	1,048.2
Gross profit	—	46.3	76.2	—	122.5
Selling, general and administrative expenses	—	29.0	35.6	—	64.6
Losses on derivative financial instruments	—	0.9	3.2	—	4.1
Other operating expense, net	—	0.4	0.8	—	1.2
Operating income	—	16.0	36.6	—	52.6
Interest expense, net	—	11.0	0.4	—	11.4
Other (income) expense, net	—	(1.2)	0.7	—	(0.5)
Equity in net earnings of affiliates	(34.1)	(0.5)	—	34.6	—
Income before income taxes	34.1	6.7	35.5	(34.6)	41.7
(Benefit from) provision for income taxes	—	(0.1)	8.3	—	8.2
Net income	34.1	6.8	27.2	(34.6)	33.5
Net loss attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income attributable to Aleris International, Inc.	$34.1	$6.8	$27.8	$(34.6)	$34.1

Comprehensive income (loss)	$3.8	$5.6	$(1.0)	$(5.2)	$3.2
Comprehensive loss attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Aleris International, Inc.	$3.8	$5.6	$(0.4)	$(5.2)	$3.8

	For the six months ended June 30, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$1,079.8	$1,238.4	$(7.0)	$2,311.2
Cost of sales	—	987.3	1,077.3	(7.0)	2,057.6
Gross profit	—	92.5	161.1	—	253.6
Selling, general and administrative expenses	—	58.9	69.6	—	128.5
Losses (gains) on derivative financial instruments	—	3.9	(1.9)	—	2.0
Other operating expense, net	—	0.5	0.8	—	1.3
Operating income	—	29.2	92.6	—	121.8
Interest expense, net	—	21.8	1.3	—	23.1
Other (income) expense, net	—	(2.4)	2.0	—	(0.4)
Equity in net earnings of affiliates	(81.7)	(0.9)	—	82.6	—
Income before income taxes	81.7	10.7	89.3	(82.6)	99.1
Provision for income taxes	—	—	18.0	—	18.0
Net income	81.7	10.7	71.3	(82.6)	81.1
Net loss attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income attributable to Aleris International, Inc.	$81.7	$10.7	$71.9	$(82.6)	$81.7

Comprehensive income	$66.1	$10.7	$56.4	$(67.7)	$65.5
Comprehensive loss attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Comprehensive income attributable to Aleris International, Inc.	$66.1	$10.7	$57.0	$(67.7)	$66.1

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the three months ended June 30, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$579.5	$752.1	$(3.3)	$1,328.3
Cost of sales	—	526.5	670.5	(3.3)	1,193.7
Gross profit	—	53.0	81.6	—	134.6
Selling, general and administrative expenses	—	27.0	41.4	—	68.4
Gains on derivative financial instruments	—	(3.5)	(0.7)	—	(4.2)
Other operating expense, net	—	0.6	0.9	—	1.5
Operating income	—	28.9	40.0	—	68.9
Interest expense, net	—	11.5	2.5	—	14.0
Other income, net	—	(5.2)	(0.8)	—	(6.0)
Equity in net earnings of affiliates	(56.7)	(2.7)	—	59.4	—
Income before income taxes	56.7	25.3	38.3	(59.4)	60.9
Provision for income taxes	0.2	—	4.0	—	4.2
Net income	56.5	25.3	34.3	(59.4)	56.7
Net income attributable to noncontrolling interest	—	—	0.2	—	0.2
Net income attributable to Aleris International, Inc.	$56.5	$25.3	$34.1	$(59.4)	$56.5

Comprehensive income	$65.6	26.1	42.6	(68.5)	$65.8
Comprehensive income attributable to noncontrolling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Aleris International, Inc.	$65.6	$26.1	$42.4	$(68.5)	$65.6

	For the six months ended June 30, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$1,086.1	$1,439.6	$(6.1)	$2,519.6
Cost of sales	—	987.1	1,275.4	(6.1)	2,256.4
Gross profit	—	99.0	164.2	—	263.2
Selling, general and administrative expenses	0.1	52.5	77.5	—	130.1
Losses (gains) on derivative financial instruments	—	1.4	(5.6)	—	(4.2)
Other operating expense (income), net	—	1.1	(3.2)	—	(2.1)
Operating (loss) income	(0.1)	44.0	95.5	—	139.4
Interest expense, net	—	18.5	3.9	—	22.4
Other income, net	(0.2)	(5.1)	(1.6)	—	(6.9)
Equity in net earnings of affiliates	(114.3)	(3.7)	—	118.0	—
Income before income taxes	114.4	34.3	93.2	(118.0)	123.9
Provision for income taxes	0.6	—	9.3	—	9.9
Net income	113.8	34.3	83.9	(118.0)	114.0
Net income attributable to noncontrolling interest	—	—	0.2	—	0.2
Net income attributable to Aleris International, Inc.	$113.8	$34.3	$83.7	$(118.0)	$113.8

Comprehensive income	$143.8	37.2	111.1	(148.1)	$144.0
Comprehensive income attributable to noncontrolling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Aleris International, Inc.	$143.8	$37.2	$110.9	$(148.1)	$143.8

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

	For the six months ended June 30, 2012
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(35.9)	$70.9	$0.3	$0.2	$35.5
Investing activities
Payments for property, plant and equipment	—	(70.7)	(118.1)	—	(188.8)
Other	—	(0.2)	(13.2)	—	(13.4)
Net investment in subsidiaries	(15.0)	—	15.0	—	—
Net cash used by investing activities	(15.0)	(70.9)	(116.3)	—	(202.2)
Financing activities
Proceeds from China Loan Facility	—	—	64.4	—	64.4
Net proceeds from long-term debt	—	—	2.2	—	2.2
Debt issuance costs	—	—	(0.3)	—	(0.3)
Other	0.2	—	(0.3)	—	(0.1)
Net cash provided by financing activities	0.2	—	66.0	—	66.2
Effect of exchange rate differences on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net decrease in cash and cash equivalents	(50.7)	—	(50.5)	0.2	(101.0)
Cash and cash equivalents at beginning of period	67.1	—	165.7	(1.4)	231.4
Cash and cash equivalents at end of period	$16.4	$—	$115.2	$(1.2)	$130.4

	For the six months ended June 30, 2011
	Aleris International, Inc. (Parent)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(4.8)	$27.1	$2.3	$—	$24.6
Investing activities
Payments for property, plant and equipment	—	(27.1)	(34.6)	—	(61.7)
Proceeds from the sale of property, plant and equipment	—	—	7.3	—	7.3
Net investment in subsidiaries	(50.0)	—	50.0	—	—
Net cash (used) provided by investing activities	(50.0)	(27.1)	22.7	—	(54.4)
Financing activities
Proceeds from Senior Note, net of discount	490.0	—	—	—	490.0
Proceeds from China Loan Facility	—	—	5.7	—	5.7
Net proceeds from long-term debt	—	—	3.0	—	3.0
Debt issuance costs	(6.6)	—	(0.2)	—	(6.8)
Contributions from noncontrolling interests	—	—	4.1	—	4.1
Dividends paid to Aleris Corporation	(400.0)	—	—	—	(400.0)
Other	—	—	2.2	—	2.2
Net cash provided by financing activities	83.4	—	14.8	—	98.2
Effect of exchange rate differences on cash and cash equivalents	—	—	5.7	—	5.7
Net increase in cash and cash equivalents	28.6	—	45.5	—	74.1
Cash and cash equivalents at beginning of period	37.9	—	75.6	—	113.5
Cash and cash equivalents at end of period	$66.5	$—	$121.1	$—	$187.6

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
(amounts in millions, except share data)

13. SUBSEQUENT EVENTS

On May 24, 2012, we entered into a sale and purchase agreement, subject to certain conditions, to acquire certain assets from Voerde Aluminium GmbH (“Voerde”), a subsidiary of BaseMet B.V., for a purchase price of €15.0. On August 1, 2012, all conditions were satisfied and a final payment of €5.0 was made. The aluminum casting assets acquired are located in Voerde, Germany. We have funded €10.0 of the total purchase price during the six months ended June 30, 2012, which is included within “Other” in the investing activities of the Consolidated Statements of Cash Flows.
Subsequent to the end of the quarter, we increased our equity ownership percentage in Aleris Zhenjiang from 81% to approximately 93%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. Our MD&A is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A includes the following sections:

▪	Overview - a general description of our operations, our business segments, the aluminum industry and our critical measures of financial performance;

▪	Seasonality and Management Outlook - a brief discussion of the material trends and uncertainties that may impact our business in the future;

▪	Results of Operations - an analysis and discussion of our consolidated and segment operating results for the three and six months ended June 30, 2012 and 2011;

▪	Liquidity and Capital Resources - an analysis and discussion of our cash flows for the six months ended June 30, 2012 and 2011, as well as a brief discussion of our current sources of capital; and

▪
EBITDA, Adjusted EBITDA and Commercial Margin - an analysis and discussion of key financial performance measures, including reconciliations to the applicable GAAP performance measures, for the three and six months ended June 30, 2012 and 2011.

This discussion should be read in conjunction with our unaudited consolidated financial statements and notes. The discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly under the caption “Forward-Looking Statements.”
Overview
Our Business
We are a global leader in the manufacture and sale of aluminum rolled and extruded products, aluminum recycling and specification alloy manufacturing with locations in North America, Europe and China. We operate 41 production facilities worldwide, with 14 production facilities that provide rolled and extruded aluminum products and 27 recycling and specification alloy manufacturing plants. We are currently constructing our 42nd production facility, a state-of-the-art aluminum rolling mill in China that will produce semi-finished rolled aluminum products. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located to service our customers, which include a number of the world’s largest companies in the aerospace, automotive and other transportation industries, building and construction, containers and packaging and metal distribution industries.
For a majority of our businesses, London Metal Exchange (“LME”) aluminum prices serve as the pricing mechanism for both the aluminum we purchase and the products we sell. Aluminum and other metal costs represented in excess of 74% of our costs of sales for the six months ended June 30, 2012. Aluminum prices are determined by worldwide forces of supply and demand and, as a result, aluminum prices are volatile. Average LME aluminum prices per ton for the three months ended June 30, 2012 and 2011 were $1,978 and $2,600, respectively, which represents a decrease of 24%. Average LME aluminum prices per ton for the six months ended June 30, 2012 and 2011 were $2,078 and $2,550, respectively, which represents a decrease of 19%. Our business model strives to reduce the impact of aluminum price fluctuations on our financial results and protect and stabilize our margins, principally through pass-through pricing (market-based aluminum price plus a conversion fee), tolling arrangements (conversion of customer-owned material) and derivative financial instruments.
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
Our Segments
The Company’s operating structure includes two global business units, Global Rolled and Extruded Products and Global Recycling. This operating structure supports our growth strategies and provides the appropriate focus on our global market segments, including aerospace and defense, automotive and heat exchangers, as well as on our regionally based products and customers. Within our two global business units, we report five operating segments. The segments are based on the organizational structure that we use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. The Company’s operating segments (each of which is considered a reportable segment) are:

▪	Rolled Products North America (“RPNA”);

▪	Rolled Products Europe (“RPEU”);

▪	Extrusions;

▪	Recycling and Specification Alloys North America (“RSAA”); and

▪	Recycling and Specification Alloys Europe (“RSEU”).
All prior period amounts presented have been restated to conform to our current reportable segments, which were changed in the fourth quarter of 2011.
In addition to analyzing our consolidated operating performance based upon revenues and net income and loss attributable to Aleris International, Inc. before interest, taxes, depreciation and amortization (“EBITDA”), we measure the performance of our operating segments utilizing segment income and loss, segment Adjusted EBITDA and commercial margin. Segment income and loss includes gross profits, segment specific realized gains and losses on derivative financial instruments, segment specific other income and expense, segment specific selling, general and administrative (“SG&A”) expense and an allocation of certain regional and global functional SG&A expenses. Segment income and loss excludes provisions for and benefit from income taxes, restructuring items, net, interest, depreciation and amortization, unrealized and certain realized gains and losses on derivative financial instruments, corporate general and administrative costs, start-up expenses, gains and losses on asset sales, currency exchange gains and losses on debt, gains and losses on intercompany receivables, reorganization items, net and certain other gains and losses. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets related to our headquarters offices are not allocated to the segments. Prior period segment income and loss amounts presented have been restated to conform to the current definition of segment income and loss, which was changed in the fourth quarter of 2011.
Segment Adjusted EBITDA eliminates from segment income and loss the impact of recording inventory and other items at fair value through fresh-start and purchase accounting and metal price lag, which represents the financial impact of the timing difference between when aluminum prices included within our revenues are established and when aluminum purchase prices included in our cost of sales are established, net of the impact of our hedging activities. Commercial margin represents revenues less the hedged cost of metal, or the raw material costs included in our cost of sales, net of the impact of our hedging activities and the effects of metal price lag. Segment Adjusted EBITDA and commercial margin are non-GAAP financial measures that have limitations as analytical tools and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Management uses segment Adjusted EBITDA in managing and assessing the performance of our business segments and overall business and believes that segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods.

Management also uses commercial margin as a performance metric and believes that it provides useful information regarding the performance of our segments because it measures the price at which we sell our aluminum products above the hedged cost of the metal and the effects of metal price lag, thereby reflecting the value-added components of our commercial activities independent of aluminum prices which we cannot control. For additional information regarding non-GAAP financial measures, see “EBITDA, Adjusted EBITDA and Commercial Margin.”
Rolled Products North America
Our RPNA segment produces rolled products for a wide variety of applications, including building and construction, distribution, transportation, and other uses in the consumer durables general industrial segments. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products in the U.S. are manufactured to specific customer requirements, using direct-chill ingot and continuous cast technologies that allow us to use and offer a variety of alloys and products for a number of end-uses. Specifically, those products are integrated into, among other applications, building panels, truck trailers, gutters, appliances, and recreational vehicles.
Metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012		June 30, 2011
Rolled Products North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	104.9	101.5	202.6		189.5

Segment revenues	$349.3	$378.5	$674.5		$689.2
Hedged cost of metal	(221.9)	(254.0)	(427.6)		(458.2)
(Favorable) unfavorable metal price lag	(1.4)	0.1	(2.4)		(1.3)
Segment commercial margin	$126.0	$124.6	$244.5		$229.7

Segment commercial margin per ton invoiced	$1,201.2	$1,228.2	$1,206.8		$1,211.9

Segment income	$34.8	$31.0	$60.8		$56.3
(Favorable) unfavorable metal price lag	(1.4)	0.1	(2.4)		(1.3)
Segment Adjusted EBITDA	$33.4	$31.1	$58.5	*	$55.0

Segment Adjusted EBITDA per ton invoiced	$318.3	$306.9	$288.6		$290.3

* Amounts do not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Rolled Products Europe
Our RPEU segment consists of two rolled aluminum products manufacturing facilities, located in Germany and Belgium. Our RPEU segment produces rolled products for a wide variety of technically sophisticated applications, including aerospace plate and sheet, brazing sheet (clad aluminum material used for, among other applications for heat exchangers in vehicle radiators and HVAC systems), automotive sheet, and heat treated plate for engineering uses, as well as for other uses in the transportation, construction, and packaging industries. Substantially all of our rolled aluminum products in Europe are manufactured to specific customer requirements using direct-chill ingot cast technologies that allow us to use and offer a variety of alloys and products for a number of technically demanding end-uses.
Metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended			For the six months ended
	June 30, 2012		June 30, 2011	June 30, 2012		June 30, 2011
Rolled Products Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	71.5		85.3	144.3		169.5

Segment revenues	$339.1		$432.0	$678.2		$815.4
Hedged cost of metal	(193.9)		(272.5)	(388.7)		(506.4)
(Favorable) unfavorable metal price lag	(2.1)		2.7	(3.8)		3.1
Segment commercial margin	$143.1		$162.2	$285.7		$312.1

Segment commercial margin per ton invoiced	$2,001.6		$1,901.0	$1,980.5		$1,840.7

Segment income	$42.7		$34.9	$83.8		$68.1
Impact of recording amounts at fair value through fresh-start and purchase accounting	(0.2)		0.9	(0.5)		1.6
(Favorable) unfavorable metal price lag	(2.1)		2.7	(3.8)		3.1
Segment Adjusted EBITDA	$40.3	*	$38.5	$79.4	*	$72.7	*

Segment Adjusted EBITDA per ton invoiced	$563.8		$450.7	$550.6		$429.0

* Amounts do not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
Extrusions
Our Extrusions segment produces soft and hard alloy extruded aluminum profiles targeted at high demand end-uses. Our extruded aluminum products are used for the automotive, building and construction, electrical, mechanical engineering and other transportation (rail, aerospace, and shipbuilding) industries. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and project business serving rail and other transportation sectors are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in Europe, that is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.
Metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA, along with the related reconciliations, are presented below:

	For the three months ended				For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012	June 30, 2011
Extrusions	(dollars in millions, except per ton measures, volumes in thousands of tons)
Metric tons invoiced	18.1		20.2		36.6	40.2

Segment revenues	$92.3		$113.7		$187.7	$217.3
Hedged cost of metal	(51.2)		(70.3)		(104.7)	(133.7)
(Favorable) unfavorable metal price lag	(0.7)		0.5		(1.1)	0.6
Segment commercial margin	$40.4		$43.9		$81.9	$84.2

Segment commercial margin per ton invoiced	$2,238.3		$2,170.6		$2,238.4	$2,093.0

Segment income	$4.9		$2.6		$10.9	$5.5
Impact of recording amounts at fair value through fresh-start and purchase accounting	—		(0.8)		(0.1)	(1.4)
(Favorable) unfavorable metal price lag	(0.7)		0.5		(1.1)	0.6
Segment Adjusted EBITDA	$4.1	*	$2.4	*	$9.7	$4.7

Segment Adjusted EBITDA per ton invoiced	$228.1		$118.4		$264.3	$117.4

* Amounts do not foot as they represent the calculated totals based on actual amounts and not the rounded amounts presented in this table.
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
Metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Recycling and Specification Alloys North America	(dollars in millions, except per ton measures, volumes in thousands of tons)
Buy and sell metric tons invoiced	125.7	134.4	255.8	263.4
Toll metric tons invoiced	99.3	91.1	195.6	183.8
Metric tons invoiced	225.0	225.5	451.4	447.2

Segment revenues	$257.8	$255.6	$513.3	$503.2
Hedged cost of metal	(182.4)	(173.4)	(359.7)	(344.9)
Segment commercial margin	$75.4	$82.2	$153.6	$158.3

Segment commercial margin per ton invoiced	$334.9	$364.3	$340.2	$354.0

Segment income	$14.6	$23.7	$31.3	$40.7
Segment Adjusted EBITDA	14.6	23.7	31.3	40.7
Segment Adjusted EBITDA per ton invoiced	64.7	104.9	69.2	91.1
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
Metric tons invoiced, segment revenues, segment commercial margin, segment income and segment Adjusted EBITDA are presented below (for the periods presented below, there were no reconciling items between segment income and segment Adjusted EBITDA):

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Recycling and Specification Alloys Europe	(dollars in millions, except per ton measures, volumes in thousands of tons)
Buy and sell metric tons invoiced	43.3	52.3	96.5	101.8
Toll metric tons invoiced	53.6	51.6	103.9	104.4
Metric tons invoiced	96.9	103.9	200.4	206.2

Segment revenues	$159.6	$189.7	$314.0	$370.5
Hedged cost of metal	(111.8)	(130.0)	(216.1)	(255.8)
Segment commercial margin	$47.8	$59.7	$97.9	$114.7

Segment commercial margin per ton invoiced	$493.2	$574.2	$488.4	$556.5

Segment income	$5.9	$11.8	$12.7	$23.4
Segment Adjusted EBITDA	5.9	11.8	12.7	23.4
Segment Adjusted EBITDA per ton invoiced	61.1	113.1	63.4	113.4

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
The financial performance of our businesses is determined, in part, by the volume of metric tons invoiced and processed. Increased production volumes will result in lower per unit costs, while higher invoiced volumes will result in additional revenue and associated margins. As a significant component of our revenue is derived from aluminum prices that we pass through to our customers, we measure the performance of our segments based upon a percentage of and the per ton average “commercial margin” in addition to a percentage of revenue and revenue per ton. Commercial margin removes the hedged cost of the metal we purchase and metal price lag from our revenue. Commercial margins capture the value-added components of our business and are impacted by factors, including rolling margins (the fee we charge to convert aluminum in our rolled products and extrusions businesses), the value-added mix of products sold and scrap spreads, which management are able to influence more readily than aluminum prices and, therefore, provide another basis upon which certain elements of our segments’ performance can be measured.
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
In addition to rolling margins and product mix, commercial margins of our rolled products business are impacted by the differences between changes in the prices of primary and scrap aluminum, as well as the availability of scrap aluminum, particularly in our RPNA segment where aluminum scrap is used more frequently than in our European operations. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our commercial margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, the supply of scrap available and movements in the terminal commodity markets.
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
Seasonality and Management Outlook
Certain of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger demand from the automotive industry and demand from customers in the beverage can industry. Such factors typically result in higher operating income in our second and third quarters, followed by our first and fourth quarters. We expect this trend to continue during the second half of 2012. We expect that our recent trend of lower 2012 revenues compared to 2011 will also continue in the second half of 2012 if LME prices remain below 2011 levels. Additionally, we expect the trend of increased demand from our higher value-added global market segments, including aerospace and defense and automotive, to partially offset lower regional plate and coil demand in Europe in the second half of 2012 versus the second half of 2011. Finally, we have not experienced the seasonal increase in scrap flows, and as a result of this trend and the lower LME price of aluminum, we expect our scrap and metal spreads to continue to be tighter in the second half of 2012 when compared to the prior year period. As a result of most of the items mentioned above, we expect second half 2012 segment income and adjusted EBITDA to be lower than the prior year period.
Results of Operations
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Revenues for the three months ended June 30, 2012 were approximately $1.2 billion compared to approximately $1.3 billion for the three months ended June 30, 2011. The 12% decrease in revenues reflects a 24% decrease in the LME price of aluminum and a stronger U.S. dollar, which reduced revenues by approximately 5%. In addition, a 4% reduction in overall volumes was partially offset by an improved product mix, resulting in a 1% decline in revenues. The volume decrease was driven by lower shipments to our regional European plate and coil customers and lower European recycling volumes, partially offset by improved economic activity in North America, strong demand from our global aerospace and auto body sheet customers and a shift in the mix of our recycling and specification alloy volumes.
Gross profit for the three months ended June 30, 2012 was $122.5 million compared to $134.6 million for the three months ended June 30, 2011. The impact of tighter scrap and metal spreads resulting from lower LME prices and demand exceeding scrap availability reduced gross profit by approximately $15.0 million. In addition, lower volumes reduced gross profit, but the impact was mostly offset by a stronger mix of products sold to our higher value added global market segments. A $2.0 million increase in depreciation expense further impacted second quarter gross profit compared to the prior year period due to the significant increase in capital expenditures during 2011 and 2012. Gross profit was positively impacted by a $3.2 million variance from metal price lag, excluding realized gains on metal derivative financial instruments. In addition, productivity savings generated by our Aleris Operating System initiatives more than offset inflation and higher energy costs.
SG&A expenses were $64.6 million for the three months ended June 30, 2012 as compared to $68.4 million for the three months ended June 30, 2011. The $3.8 million decrease primarily related to decreases in professional fees and research and development expenses, partially offset by an increase in start-up expenses associated with our Aleris Dingsheng Aluminum (Zhenjiang) Co., Ltd. (“Aleris Zhenjiang”) rolling mill and a gain recorded during the second quarter of 2011 associated with the recovery of a trade receivable previously written-off.
During the three months ended June 30, 2012 and 2011, we recorded realized gains on derivative financial instruments of $3.0 million and $0.3 million, respectively, and unrealized losses of $7.1 million and unrealized gains of $3.9 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period.
Further impacting our 2012 second quarter results was a $2.6 million decrease in interest expense, net due to an increase in capitalized interest associated with in-process capital projects, including the construction of our China rolling mill. Other income decreased $5.5 million as 2011 results benefited from $6.6 million of gains associated with proceeds from insurance settlements and the liquidation of Aleris Aluminum Canada S.E.C./Aleris Aluminum Canada, L.P. (“Canada LP”).
The following table presents key financial and operating data on a consolidated basis for the three months ended June 30, 2012 and 2011:

	For the three months ended
	June 30, 2012	June 30, 2011	Change	% Change
	(dollars in millions)
Revenues	$1,170.7	$1,328.3	$(157.6)	(12)%
Cost of sales	1,048.2	1,193.7	(145.5)	(12)
Gross profit	122.5	134.6	(12.1)	(9)
Gross profit as a percentage of revenues	10.5%	10.1%	0.4%	4
Selling, general and administrative expenses	64.6	68.4	(3.8)	(6)
Losses (gains) on derivative financial instruments	4.1	(4.2)	8.3	*
Other operating expense, net	1.2	1.5	(0.3)	(20)
Operating income	52.6	68.9	(16.3)	(24)
Interest expense, net	11.4	14.0	(2.6)	(19)
Other income, net	(0.5)	(6.0)	5.5	*
Income before income taxes	41.7	60.9	(19.2)	(32)
Provision for income taxes	8.2	4.2	4.0	95
Net income	33.5	56.7	(23.2)	(41)
Net (loss) income attributable to noncontrolling interest	(0.6)	0.2	(0.8)	*
Net income attributable to Aleris International, Inc.	$34.1	$56.5	$(22.4)	(40)%

Total segment income	$102.9	$104.0	$(1.1)	(1)%
Depreciation and amortization	(19.7)	(17.3)	(2.4)	14
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(12.7)	(14.3)	1.6	(11)
Interest expense, net	(11.4)	(14.0)	2.6	(19)
Unallocated (losses) gains on derivative financial instruments	(7.4)	3.8	(11.2)	*
Unallocated currency exchange (losses) gains	(2.5)	1.2	(3.7)	*
Start-up expenses	(6.3)	(3.0)	(3.3)	110%
Other (expense) income, net	(1.2)	0.5	(1.7)	*
Income before income taxes	$41.7	$60.9	$(19.2)	(32)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the three months ended
	June 30, 2012	June 30, 2011	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$349.3	$378.5	$(29.2)	(8)%
RPEU	339.1	432.0	(92.9)	(22)
Extrusions	92.3	113.7	(21.4)	(19)
RSAA	257.8	255.6	2.2	1
RSEU	159.6	189.7	(30.1)	(16)
Intersegment revenues	(27.4)	(41.2)	13.8	(33)
Consolidated revenues	$1,170.7	$1,328.3	$(157.6)	(12)%

Metric tons invoiced:
RPNA	104.9	101.5	3.4	3%
RPEU	71.5	85.3	(13.8)	(16)
Extrusions	18.1	20.2	(2.1)	(10)
RSAA	225.0	225.5	(0.5)	—
RSEU	96.9	103.9	(7.0)	(7)
Intersegment shipments	(9.6)	(10.2)	0.6	(6)
Total metric tons invoiced	506.8	526.2	(19.4)	(4)%
The following table presents the estimated impact of key factors that resulted in the 12% decrease in our consolidated second quarter revenues from 2011 to 2012:

	RPNA	RPEU	Extrusions	RSAA	RSEU	Consolidated
Price:
LME pass-through	(10)%	(7)%	(5)%	—%	—%	(5)%
Commercial price	1	(1)	1	(13)	1	(1)
Volume/Mix	1	(6)	(4)	14	(6)	(1)
Currency	—	(8)	(11)	—	(11)	(5)
Total percentage change	(8)%	(22)%	(19)%	1%	(16)%	(12)%
Rolled Products North America Revenues
RPNA revenues for the three months ended June 30, 2012 decreased $29.2 million compared to the three months ended June 30, 2011. This decrease was primarily due to lower LME aluminum prices, which resulted in decreases in the average price of primary aluminum included in our invoiced prices. Aluminum price decreases reduced revenues by approximately $33.0 million. This decrease was partially offset by the following:

▪
a 3% increase in shipment levels, which increased revenues by approximately $2.0 million. The increase in volume was driven by higher demand from the building and construction industry due to general economic improvements in the U.S.; and

▪	an increase in rolling margins, which increased revenues by approximately $2.0 million. The increase in rolling margins was due to price increases implemented during the second half of 2011.
Rolled Products Europe Revenues
RPEU revenues for the three months ended June 30, 2012 decreased $92.9 million compared to the three months ended June 30, 2011. This decrease was primarily due to the following:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. The decrease in aluminum prices accounted for approximately $31.0 million of the reduction in revenues;

▪
volumes decreased 16% in the aggregate, which reduced revenues by approximately $27.0 million. Reduced revenues associated with the decline in regional European plate and coil due to slower economic activity associated with the

European economic crisis were significantly offset by a higher value-added mix associated with demand from our global market segments, including a 6% increase in aerospace volumes and a 6% increase in automotive demand for auto body sheet; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $35.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the three months ended June 30, 2012 decreased $21.4 million compared to the three months ended June 30, 2011. This decrease was primarily due to the following:

▪
a 10% decrease in shipment levels, which reduced revenues by approximately $5.0 million. This decrease resulted from initiatives to optimize the customer base by focusing on higher value business and the impact of slower economic activity associated with the European economic crisis;

▪	a stronger U.S. dollar, which decreased revenues by approximately $12.0 million; and

▪	lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices and accounted for approximately $6.0 million of the reduction in revenues.
These decreases were partially offset by improved margins resulting from price increases, which increased revenues by approximately $1.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the three months ended June 30, 2012 increased $2.2 million compared to the three months ended June 30, 2011. A change in mix to a lower percentage of toll sales increased revenue by approximately $35.0 million. This increase was offset by lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $33.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the three months ended June 30, 2012 decreased $30.1 million as compared to the three months ended June 30, 2011. This decrease was primarily due to the following:

▪	a 7% decrease in shipment levels, which reduced revenues by approximately $12.0 million; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $20.0 million.
Segment Income and Gross Profit

	For the three months ended
	June 30, 2012	June 30, 2011	Change	% Change
Segment income:	(in millions)
RPNA	$34.8	$31.0	$3.8	12%
RPEU	42.7	34.9	7.8	22
Extrusions	4.9	2.6	2.3	88
RSAA	14.6	23.7	(9.1)	(38)
RSEU	5.9	11.8	(5.9)	(50)
Total segment income	102.9	104.0	(1.1)	(1)
Items excluded from segment income and included in gross profit:
Depreciation	(17.7)	(15.7)	(2.0)	13
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	43.7	49.3	(5.6)	(11)
Realized gains on derivative financial instruments	(3.3)	(0.4)	(2.9)	*
Other income, net	(3.1)	(2.6)	(0.5)	19
Gross profit	$122.5	$134.6	$(12.1)	(9)%

* Result is not meaningful.

Rolled Products North America Segment Income
RPNA segment income for the three months ended June 30, 2012 increased by $3.8 million compared to the three months ended June 30, 2011. This increase was primarily due to the following:

▪	higher volumes, which increased segment income by approximately $2.0 million;

▪	a series of successful pricing initiatives implemented in the second half of 2011, which increased segment income by approximately $2.0 million;

▪	productivity-related savings of $4.0 million, which more than offset $3.0 million of higher costs associated with inflation in paint, employee costs and freight costs; and

▪
favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $1.5 million. Metal price lag decreased 2011 segment income by approximately $0.1 million while increasing 2012 segment income by an estimated $1.4 million.

These increases were partially offset by tighter scrap spreads due to the lower LME and increased use of primary aluminum resulting from declining scrap availability, which reduced segment income by approximately $4.0 million.
Rolled Products Europe Segment Income
RPEU segment income for the three months ended June 30, 2012 increased by $7.8 million compared to the three months ended June 30, 2011. This increase was primarily due to the following:

▪
favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $4.8 million. Metal price lag decreased 2011 segment income by approximately $2.7 million while increasing 2012 segment income by an estimated $2.1 million;

▪
a stronger U.S. dollar improved margins for the segment’s U.S. dollar-based aerospace and heat exchanger business and more than offset the negative impact that the strengthening U.S. dollar had on the translation of RPEU’s results. Currency changes accounted for approximately $3.0 million of the increase in RPEU segment income; and

▪
a reduction in research and development expense of approximately $4.2 million associated with the 2011 termination of a third party research and development agreement. We expect this trend to reverse over the remainder of 2012 as we ramp up internal research and development spending.

These increases were partially offset by a 16% decrease in volumes in the aggregate, which reduced segment income by approximately $2.0 million. Reduced segment income associated with the decline in regional European plate and coil demand was significantly offset by the benefit of a higher value-added mix, including a 6% increase in aerospace volumes and a 6% increase in automotive demand for auto body sheet. Inflation in freight, energy and employee costs further reduced segment income by approximately $3.0 million.
Extrusions Segment Income
Extrusions segment income for the three months ended June 30, 2012 increased by $2.3 million compared to the three months ended June 30, 2011. This increase was primarily due to the following:

▪	improved commercial margins resulting from initiatives to optimize the customer base by focusing on higher value business, which increased segment income by approximately $1.0 million;

▪	favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $1.2 million; and

▪	productivity-related savings, which offset inflation in energy and employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the three months ended June 30, 2012 decreased by $9.1 million compared to the prior year period. This decrease was due primarily to the following:

▪
tighter metal spreads as lower aluminum prices drove lower selling prices while scrap demand in excess of supply kept scrap purchase prices from declining comparably. Tighter metal spreads reduced segment income by approximately $9.0 million; and

▪	segment income for the prior year period also benefited from $4.2 million of gains associated with the recovery of previously written-off accounts receivable and insurance proceeds.
These decreases were partially offset by productivity related savings of approximately $4.0 million associated with furnace and scrap optimization capital expenditure initiatives and lower natural gas prices which more than offset inflation.
Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the three months ended June 30, 2012 decreased by $5.9 million compared to the prior year period. This decrease was due primarily to:

▪	tighter metal spreads as a result of demand exceeding scrap availability, which reduced segment income by approximately $2.0 million;

▪	a 7% decrease in volumes reduced segment income by approximately $2.0 million; and

▪	inflation in energy and employee costs partially offset by productivity gains.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $3.8 million in the three months ended June 30, 2012 as compared to the prior year period. This decrease was primarily due to the following:

▪	corporate SG&A expense increased primarily due to a $3.3 million increase in start-up expenses associated with Aleris Zhenjiang, partially offset by a decrease in professional fees; and

▪
segment SG&A expense decreased $5.6 million in the second quarter of 2012 as compared to the prior year period primarily due to a reduction in research and development expense and professional fees. We expect this trend to reverse over the remainder of 2012 as we ramp up internal research and development spending. Partially offsetting these favorable items was a gain recorded in the second quarter of 2011 related to the recovery of previously written-off trade receivables.

As a percentage of commercial margin, consolidated SG&A expense increased from 14% for the three months ended June 30, 2011 to 15% for the three months ended June 30, 2012 as a result of increased start-up expenses in 2012.
Gains on Derivative Financial Instruments
During the three months ended June 30, 2012 and 2011, we recorded the following realized (gains) losses and unrealized losses (gains) on derivative financial instruments:

	For the three months ended
	June 30, 2012	June 30, 2011
Realized (gains) losses	(in millions)
Metal	$(5.8)	$(0.3)
Natural gas	2.2	—
Currency	0.6	—
Unrealized losses (gains)
Metal	10.9	(4.8)
Natural gas	(3.2)	1.3
Currency	(0.6)	(0.4)
Total losses (gains)	$4.1	$(4.2)
Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized losses (gains) reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized losses (gains) for derivatives that settled during the period. Realized (gains) losses are included within segment income while unrealized losses (gains) are excluded.
As discussed in the “Critical Measures of Our Financial Performance” section above, we utilize derivative financial instruments to reduce the impact of changing metal and natural gas prices on our operating results. We evaluate the performance of our risk management practices, in part, based upon the amount of metal price lag included in our operating results. During the three months ended June 30, 2012, we estimate that metal price lag negatively impacted gross profit by approximately $1.2 million while we experienced metal hedge gains of $5.5 million, including $0.3 million of economic losses not recorded within realized gains as discussed above. The resulting $4.3 million of net metal price lag improved our consolidated operating results in the second quarter of 2012. During the three months ended June 30, 2011, we estimate gross profit was negatively impacted from metal price lag by approximately $4.5 million while we experienced metal hedge gains of $1.1 million, including $0.8 million of economic gains not recorded within realized gains as discussed above. The resulting $3.4 million of net metal price lag negatively impacted our operating results in the second quarter of 2011.
Interest Expense, net
Interest expense, net in the three months ended June 30, 2012 decreased $2.6 million from the comparable period of 2011. The change in interest expense was due to an increase in capitalized interest associated with in-process capital projects, including the construction of our China rolling mill.
Provision for Income Taxes
Our effective tax rate was 19.8% and 6.9% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three months ended June 30, 2012 and 2011 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Revenues for the six months ended June 30, 2012 were approximately $2.3 billion compared to approximately $2.5 billion for the six months ended June 30, 2011. The 8% decrease in revenues was primarily driven by a 19% decrease in the LME price of aluminum and a stronger U.S. dollar, which reduced revenues by approximately 4%. The impact of 2% lower volume on revenue was more than offset by growth in our higher valued-added aerospace and automotive global market segments and a shift in the mix of our recycling and specification alloy volumes.
Gross profit for the six months ended June 30, 2012 was $253.6 million compared to $263.2 million for the six months ended June 30, 2011. The impact of tighter scrap and metal spreads resulting from lower LME prices and demand exceeding scrap availability reduced gross profit by approximately $24.0 million. Lower volumes also reduced gross profit, but the impact was substantially offset by a stronger mix of products sold to our higher value added global market segments. A $4.5 million increase in depreciation expense due to the significant increase in capital expenditures during 2011 and 2012 further impacted gross profit. Rolling margin improvements and higher selling prices for extruded products increased gross profit by approximately $9.0 million. In addition, gross profit in 2012 was positively impacted by an estimated $8.5 million of favorable metal price lag, excluding realized losses on metal derivative financial instruments. For the first half of 2011, gross profit was favorably impacted by $0.2 million of metal price lag. Productivity savings generated by our Aleris Operating System initiatives more than offset inflation in employee and energy costs.
SG&A expenses were $128.5 million for the six months ended June 30, 2012 as compared to $130.1 million for the six months ended June 30, 2011. The $1.6 million decrease primarily related to a reduction in research and development expense and professional fees, partially offset by increases in personnel costs and start-up expenses associated with the Aleris Zhenjiang rolling mill, as well as a gain recorded during the second quarter of 2011 associated with the recovery of a trade receivable previously written-off.
During the six months ended June 30, 2012 and 2011, we recorded realized losses on derivative financial instruments of $5.7 million and 4.7 million, respectively, and unrealized gains of $3.8 million and $8.9 million, respectively. Generally, our realized (gains) losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized (gains) losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument as well as the reversal of previously recorded unrealized (gains) losses for derivatives that settled during the period. Other operating income for the six months ended June 30, 2011 included a $4.2 million gain on the sale of land in Europe.
Further impacting our 2012 first half results was a $0.7 million increase in interest expense, net due to higher debt levels as a result of the issuance of our $500.0 million aggregate original principal amount of 7 5/8% Senior Notes (the “Senior Notes”) on February 9, 2011, partially offset by an increase in capitalized interest associated with in-process capital projects, including the construction of our China rolling mill. Other income decreased $6.5 million as 2011 results benefited from $6.6 million of gains associated with proceeds from insurance settlements and the liquidation of Canada LP.
The following table presents key financial and operating data on a consolidated basis for the six months ended June 30, 2012 and 2011:

	For the six months ended
	June 30, 2012	June 30, 2011	Change	% Change
	(dollars in millions)
Revenues	$2,311.2	$2,519.6	$(208.4)	(8)%
Cost of sales	2,057.6	2,256.4	(198.8)	(9)
Gross profit	253.6	263.2	(9.6)	(4)
Gross profit as a percentage of revenues	11.0%	10.4%	0.6%	6
Selling, general and administrative expenses	128.5	130.1	(1.6)	(1)
Losses (gains) on derivative financial instruments	2.0	(4.2)	6.2	*
Other operating expense (income), net	1.3	(2.1)	3.4	*
Operating income	121.8	139.4	(17.6)	(13)
Interest expense, net	23.1	22.4	0.7	3
Other income, net	(0.4)	(6.9)	6.5	*
Income before income taxes	99.1	123.9	(24.8)	(20)
Provision for income taxes	18.0	9.9	8.1	*
Net income	81.1	114.0	(32.9)	(29)
Net (loss) income attributable to noncontrolling interest	(0.6)	0.2	(0.8)	*
Net income attributable to Aleris International, Inc.	$81.7	$113.8	$(32.1)	(28)%

Total segment income	$199.5	$194.0	$5.5	3%
Depreciation and amortization	(39.1)	(33.9)	(5.2)	15
Corporate general and administrative expenses, excluding depreciation, amortization and start-up expenses	(29.7)	(27.3)	(2.4)	9
Interest expense, net	(23.1)	(22.4)	(0.7)	3
Unallocated gains on derivative financial instruments	3.4	8.5	(5.1)	*
Unallocated currency exchange (losses) gains	(1.0)	3.9	(4.9)	*
Start-up expenses	(9.2)	(4.3)	(4.9)	*
Other (expense) income, net	(1.7)	5.4	(7.1)	*
Income before income taxes	$99.1	$123.9	$(24.8)	(20)%

* Result is not meaningful.
Revenues and Metric Tons Invoiced
The following tables present revenues and metric tons invoiced by segment:

	For the six months ended
	June 30, 2012	June 30, 2011	Change	% Change
Revenues:	(dollars in millions, metric tons in thousands)
RPNA	$674.5	$689.2	$(14.7)	(2)%
RPEU	678.2	815.4	(137.2)	(17)
Extrusions	187.7	217.3	(29.6)	(14)
RSAA	513.3	503.2	10.1	2
RSEU	314.0	370.5	(56.5)	(15)
Intersegment revenues	(56.5)	(76.0)	19.5	(26)
Consolidated revenues	$2,311.2	$2,519.6	$(208.4)	(8)%

Metric tons invoiced:
RPNA	202.6	189.5	13.1	7%
RPEU	144.3	169.5	(25.2)	(15)
Extrusions	36.6	40.2	(3.6)	(9)
RSAA	451.4	447.2	4.2	1
RSEU	200.4	206.2	(5.8)	(3)
Intersegment shipments	(18.8)	(20.6)	1.8	(9)
Total metric tons invoiced	1,016.5	1,032.0	(15.5)	(2)%
The following table presents the estimated impact of key factors that resulted in the 8% decrease in our consolidated first half revenues from 2011 to 2012:

	RPNA	RPEU	Extrusions	RSAA	RSEU	Consolidated
Price:
LME pass-through	(8)%	(6)%	(4)%	—%	—%	(4)%
Commercial price	1	—	2	(9)	(5)	(1)
Volume/Mix	5	(5)	(4)	11	(3)	1
Currency	—	(6)	(8)	—	(7)	(4)
Total percentage change	(2)%	(17)%	(14)%	2%	(15)%	(8)%
Rolled Products North America Revenues
RPNA revenues for the six months ended June 30, 2012 decreased $14.7 million compared to the six months ended June 30, 2011. This decrease was primarily due to lower LME aluminum prices, which resulted in decreases in the average price of primary aluminum included in our invoiced prices. Aluminum price decreases reduced revenues by approximately $52.0 million. This decrease was partially offset by the following:

▪
a 7% increase in shipment levels, which increased revenues by approximately $32.0 million. The increase in volume was driven by higher demand from the building and construction and other general industrial applications due to general economic improvements in the U.S.; and

▪	higher rolling margins, resulting from price increases implemented during the second half of 2011, which increased revenues by approximately $6.0 million.
Rolled Products Europe Revenues
RPEU revenues for the six months ended June 30, 2012 decreased $137.2 million compared to the six months ended June 30, 2011. This decrease was primarily due to the following:

▪
lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices. The decrease in aluminum prices accounted for approximately $50.0 million of the reduction in revenues;

▪
volumes decreased 15%, which reduced revenues by approximately $42.0 million. Reduced revenues associated with the decline in regional European plate and coil volumes due to the economic slowdown associated with the European economic crisis were substantially offset by a higher value-added mix associated with demand from our global market segments, including a 13% increase in aerospace volumes and a 10% increase in automotive demand for auto body sheet; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $46.0 million.
Extrusions Revenues
Revenues from our Extrusions segment for the six months ended June 30, 2012 decreased $29.6 million compared to the six months ended June 30, 2011. This decrease was primarily due to the following:

▪
a 9% decrease in shipment levels, which reduced revenues by approximately $10.0 million. This decrease resulted from initiatives to optimize the customer base by focusing on higher value business, as well as weakness in the European regional economy associated with the on-going economic crisis;

▪	a stronger U.S. dollar, which decreased revenues by approximately $17.0 million; and

▪	lower LME aluminum prices, which reduced the average price of primary aluminum included in our invoiced prices and accounted for approximately $8.0 million of the reduction in revenues.
These decreases were partially offset by improved margins resulting from price increases, which increased revenues by approximately $4.0 million.
Recycling and Specification Alloys North America Revenues
RSAA revenues for the six months ended June 30, 2012 increased $10.1 million compared to the six months ended June 30, 2011. This increase was primarily due to the following:

▪
an increase in metric tons invoiced and a change in mix to a lower percentage of toll sales increased revenues by approximately $54.0 million. The increase in volume was driven by improved demand across certain of the industries served by this segment, particularly the automotive industry.

This increase was partially offset by lower selling prices for our products resulting from lower aluminum and specification alloy prices, which decreased revenues by approximately $46.0 million.
Recycling and Specification Alloys Europe Revenues
RSEU revenues for the six months ended June 30, 2012 decreased $56.5 million as compared to the six months ended June 30, 2011. This decrease was primarily due to the following:

▪
a decrease in the selling prices of our products resulting from an increase in imports of specification alloys from southern Europe and lower aluminum prices, which reduced revenues by approximately $19.0 million;

▪	a 3% decrease in shipment levels, which reduced revenues by approximately $9.0 million; and

▪	a stronger U.S. dollar, which decreased revenues by approximately $28.0 million.
Segment Income and Gross Profit

	For the six months ended
	June 30, 2012	June 30, 2011	Change	% Change
Segment income:	(in millions)
RPNA	$60.8	$56.3	$4.5	8%
RPEU	83.8	68.1	15.7	23
Extrusions	10.9	5.5	5.4	98
RSAA	31.3	40.7	(9.4)	(23)
RSEU	12.7	23.4	(10.7)	(46)
Total segment income	199.5	194.0	5.5	3
Items excluded from segment income and included in gross profit:
Depreciation	(35.3)	(30.8)	(4.5)	15
Items included in segment income and excluded from gross profit:
Segment selling, general and administrative expenses	85.8	95.2	(9.4)	(10)
Realized losses on derivative financial instruments	5.4	4.4	1.0	23
Other (income) expense, net	(1.8)	0.4	(2.2)	*
Gross profit	$253.6	$263.2	$(9.6)	(4)%

* Result is not meaningful.
Rolled Products North America Segment Income
RPNA segment income for the six months ended June 30, 2012 increased by $4.5 million compared to the six months ended June 30, 2011. This increase was primarily due to the following:

▪	a series of successful pricing initiatives implemented in the second half of 2011 favorably impacted rolling margins, which increased segment income by approximately $6.0 million;

▪
higher volumes, which increased segment income by approximately $4.0 million. The impact of the 7% volume increase was tempered by a lower value mix of products sold as well as production inefficiencies and higher operating costs; and

▪	favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $1.1 million.
These increases were partially offset by tighter scrap spreads and increased use of primary aluminum, which reduced segment income by approximately $5.0 million. Productivity related savings of $4.0 million was offset by inflation.
Rolled Products Europe Segment Income
RPEU segment income for the six months ended June 30, 2012 increased by $15.7 million compared to the six months ended June 30, 2011. This increase was primarily due to the following:

▪
favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $6.9 million. Metal price lag decreased 2011 segment income by approximately $3.1 million while increasing 2012 segment income by an estimated $3.8 million;

▪
a stronger U.S. dollar improved margins as the positive impact of the segment’s U.S. dollar-based aerospace and heat exchanger businesses more than offset the negative impact that the strengthening U.S. dollar had on the translation of RPEU’s results. Currency changes accounted for approximately $6.0 million of the increase in RPEU segment income; and

▪
a reduction in research and development expense of approximately $8.5 million associated with the 2011 termination of a third party research and development agreement. We expect this trend to reverse over the remainder of 2012 as we ramp up internal research and development spending.

These increases were partially offset by a 15% decrease in volumes, which reduced segment income by approximately $4.0 million. Reduced segment income associated with the decline in regional European plate and coil demand due to the economic slowdown associated with the European economic crisis was significantly offset by a higher value-added mix, including a 13% increase in aerospace volumes and a 10% increase in automotive demand for auto body sheet. Segment income was reduced by approximately $2.0 million as inflation in freight, energy and employee costs was partially offset by productivity-related savings.
Extrusions Segment Income
Extrusions segment income for the six months ended June 30, 2012 increased by $5.4 million compared to the six months ended June 30, 2011. This increase was primarily due to the following:

▪	improved commercial margins resulting from initiatives to optimize the customer base by focusing on higher value business, which increased segment income by approximately $4.0 million;

▪	favorable metal price lag in 2012 compared to the prior year period, which increased segment income by an estimated $1.7 million; and

▪	productivity-related savings, which offset inflation in energy and employee costs.
Recycling and Specification Alloys North America Segment Income
RSAA segment income for the six months ended June 30, 2012 decreased by $9.4 million compared to the prior year period. This decrease was primarily due to the following:

▪	tighter metal spreads as a result of lower aluminum prices and demand exceeding scrap availability. Tighter metal spreads reduced segment income by approximately $12.0 million; and

▪	segment income for the prior year period also benefited from $4.2 million of gains associated with the recovery of previously written off accounts receivable and insurance proceeds.
These decreases were partially offset by the following:

▪	higher volumes increased segment income by approximately $1.0 million; and

▪
productivity gains of $6.0 million associated with furnace and scrap optimization initiatives and lower natural gas prices, which more than offset inflation in employee costs as well as hardeners and other additives required to produce alloys.

Recycling and Specification Alloys Europe Segment Income
RSEU segment income for the six months ended June 30, 2012 decreased by $10.7 million compared to the prior year period. This decrease was due to the following:

▪
tighter metal spreads as a result of demand exceeding scrap availability and unfavorable pricing due to an increase in specification alloys from southern Europe, which reduced segment income by approximately $5.0 million;

▪	a 3% decrease in volumes reduced segment income by approximately $2.0 million; and

▪	inflation in energy and employee costs exceeded productivity gains, resulting in an additional $2.0 million reduction in segment income.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased $1.6 million in the six months ended June 30, 2012 as compared to the prior year period. This decrease was primarily due to the following:

▪
corporate SG&A expense increased primarily due to an increase in personnel costs as well as a $4.9 million increase in start-up expenses associated with the Aleris Zhenjiang rolling mill and a $2.8 million increase in business development costs; and

▪
segment SG&A expense decreased $9.4 million in the first six months of 2012 as compared to the prior year period primarily due to a reduction in research and development expense and professional fees partially offset by gains on the recovery of previously written-off trade accounts receivable.

As a percentage of commercial margin, consolidated SG&A expense increased from 14% for the six months ended June 30, 2011 to 15% for the six months ended June 30, 2012 as a result of increased start-up expenses in 2012.

Gains on Derivative Financial Instruments
During the six months ended June 30, 2012 and 2011, we recorded the following realized losses and unrealized (gains) losses on derivative financial instruments:

	For the six months ended
	June 30, 2012	June 30, 2011
Realized losses	(in millions)
Metal	$0.6	$3.9
Natural gas	4.3	0.8
Currency	0.8	—
Unrealized (gains) losses
Metal	(1.4)	(9.7)
Natural gas	(1.8)	1.2
Currency	(0.5)	(0.4)
Total losses (gains)	$2.0	$(4.2)
During the six months ended June 30, 2012, we estimate that metal price lag favorably impacted gross profit by approximately $8.5 million while we experienced metal hedge losses of $1.1 million, including $0.6 million of economic losses not recorded within realized losses as discussed above. The resulting $7.4 million of net metal price lag improved our consolidated operating results in the first half of 2012. During the six months ended June 30, 2011, we estimate gross profit benefited from metal price lag by approximately $0.2 million while we experienced metal hedge losses of $2.7 million, including $1.3 million of economic gains not recorded within realized losses as discussed above. The resulting $2.5 million of net metal price lag unfavorably impacted our operating results in the first half of 2011.
Interest Expense, net
Interest expense, net in the six months ended June 30, 2012 increased $0.7 million from the comparable period of 2011. The increase in interest expense is due to higher average debt levels as a result of the issuance of our Senior Notes, partially offset by an increase in capitalized interest associated with in-process capital projects, including the construction of our China rolling mill.
Provision for Income Taxes
Our effective tax rate was 18.2% and 8.0% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions and valuation allowances.
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
Liquidity and Capital Resources
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flows from operations and availability under the ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under the ABL Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission, and may be updated, if applicable, in our periodic filings. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt:
Cash Flows
The following table summarizes our net cash provided (used) by operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	For the six months ended
	June 30, 2012	June 30, 2011
Net cash provided (used) by:	(in millions)
Operating activities	$35.5	$24.6
Investing activities	(202.2)	(54.4)
Financing activities	66.2	98.2
Cash Flows from Operating Activities
Cash flows provided by operating activities were $35.5 million for the six months ended June 30, 2012, which resulted from $132.4 million of cash from earnings partially offset by a $96.9 million increase in net operating assets. The significant components of the change in net operating assets included increases of $97.6 million, $52.8 million and $69.8 million in accounts receivable, inventories and accounts payable, respectively, as a result of increased seasonal sales volumes across most segments. Our days sales outstanding (“DSO”) at June 30, 2012 remained consistent with the DSO at December 31, 2011, however, revenues in the month of June 2012 were approximately $104.8 million higher than the month of December 2011, leading to an increase in accounts receivable. Inventory levels increased from year end to support seasonal demand, which more than offset a 5% decrease in LME aluminum prices when compared to the fourth quarter of 2011. Days inventory outstanding (“DIO”) remained consistent with the DIO at December 31, 2011. Our days payables outstanding (“DPO”) increased from 27 days at December 31, 2011 to 29 days at June 30, 2012. The increase in payables resulted from increased inventory levels and the additional days of payables outstanding. In addition to the higher working capital balances, $14.6 million of operating cash was used to reduce accrued liabilities, primarily related to interest and employee incentive plan payments.
Cash flows provided by operating activities were $24.6 million for the six months ended June 30, 2011, which resulted from a $110.0 million increase in net operating assets, partially offset by $134.6 million of cash from earnings. The significant components of the change in net operating assets included increases of $160.7 million, $62.0 million, $72.0 million and $48.5 million in accounts receivable, inventories, accounts payable and accrued liabilities, respectively, as a result of increased sales volumes across most segments and the impact of higher aluminum prices.
Cash Flows from Investing Activities
Cash flows used by investing activities were $202.2 million for the six months ended June 30, 2012 and included $188.8 million of capital expenditures, including $75.0 million of the $350.0 million in expected spending on the China rolling mill and other strategic spending, including the wide auto body sheet expansion project in Duffel, Belgium, the coatings project in Ashville, Ohio and furnace upgrades and scrap optimization initiatives in the North American recycling business. Cash used by investing activities for the six months ended June 30, 2012 also includes a €10.0 million advance payment and loan to acquire certain aluminum casting assets from Voerde Aluminium GmbH, a subsidiary of BaseMet B.V.
Cash used in investing activities was $54.4 million for the six months ended June 30, 2011, which consisted of $61.7 million of capital expenditures.
We continue to expect consolidated capital expenditures to be approximately $450.0 million in 2012. A portion of this spending relates to Aleris Zhenjiang and will be funded by the China Loan Facility (as defined below). After taking into account amounts funded by the China Loan Facility, we expect cash outflows related to total 2012 capital spending to total slightly over $300.0 million.
Cash Flows from Financing Activities
Cash flows from financing activities for the six months ended June 30, 2012 included $64.4 million of net proceeds from the China Loan Facility (as defined below).

Cash flows from financing activities for the six months ended June 30, 2011 included $490.0 million of net proceeds from the issuance of the Senior Notes, partially offset by the payment of $400.0 million of dividends to Aleris Corporation.
ABL Facility
In connection with our emergence from bankruptcy, we entered into an asset backed multi-currency revolving credit facility (the “ABL Facility”). On June 30, 2011, we amended and restated the ABL Facility. The amended and restated ABL Facility is a $600.0 million revolving credit facility which permits multi-currency borrowings up to $600.0 million by our U.S. subsidiaries, up to $240.0 million by Aleris Switzerland GmbH (a wholly owned Swiss subsidiary), and up to $15.0 million by Aleris Specification Alloy Products Canada Company (a wholly owned Canadian subsidiary). We and certain of our U.S. and international subsidiaries are borrowers under this ABL Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction and the jurisdictions in which certain subsidiaries of such borrowers are located, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S., Canadian and certain European inventory, less certain ineligible accounts receivable and inventory. The level of our borrowing base and availability under the ABL Facility fluctuates with the underlying LME price of aluminum and the euro to U.S. dollar exchange rate which impact both accounts receivable and inventory values included in our borrowing base. Non-U.S. borrowers also have the ability to borrow under this ABL Facility based on excess availability under the borrowing base applicable to the U.S. borrowers, subject to certain sublimits. The ABL Facility provides for the issuance of up to $75.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans that are available in U.S. dollars, Canadian dollars, euros, and certain other currencies. As of June 30, 2012, we estimate that our borrowing base would have supported borrowings of $503.6 million. After giving effect to the outstanding letters of credit of $44.7 million, we had $458.9 million available for borrowing as of June 30, 2012.
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
As of June 30, 2012 and December 31, 2011, we had no amounts outstanding under the ABL Facility.
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
The credit agreement governing the ABL Facility contains a number of covenants that, subject to certain exceptions, impose restrictions on us and certain of our subsidiaries, including without limitation restrictions on our ability to incur additional debt, pay dividends and make certain payments, create liens, merge, consolidate or sell assets, or enter into affiliate transactions, among other things. Although the credit agreement governing the ABL Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the ABL Facility is less than the greater of (x) $45.0 million or (y) 12.5% of the lesser of (i) the total commitments or (ii) the borrowing base under the ABL Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants set forth in the credit agreement as of June 30, 2012.
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
China Loan Facility
In March 2011, Aleris Zhenjiang entered into a non-recourse multi-currency secured revolving and term loan facility with the Bank of China Limited, Zhenjiang Jingkou Sub-Branch (the “China Loan Facility”). The China Loan Facility originally consisted of a $100.0 million term loan, an RMB 532.0 million term loan (or equivalent to approximately $84.3 million) and a combined U.S. dollar/RMB revolving credit facility up to an aggregate amount equivalent to $35.0 million. In December 2011, the agreement was amended and now consists of a $30.0 million U.S. term loan facility, an RMB 997.5 million term loan facility (or equivalent to approximately $158.1 million) and an RMB 232.8 million (or equivalent to approximately $36.9 million) revolving credit facility. The interest on the term U.S. dollar facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the term RMB facility and the revolving credit facility is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2012, $121.5 million was drawn under the term loan facility. Draws on the revolving facility begin in 2013. The final maturity date for all borrowings under the China Loan Facility is May 21, 2021. Aleris Zhenjiang is an unrestricted subsidiary under the indenture governing the Senior Notes.
The China Loan Facility contains certain customary covenants and events of default. The China Loan Facility requires Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, Aleris Zhenjiang is restricted from, subject to certain exceptions, repaying loans or distributing dividends to stockholders, disposing of assets, providing third party guarantees, or entering into additional financing to expand the capacity of the project, among other things.
We were in compliance with all of the covenants set forth in the China Loan Facility as of June 30, 2012. We have had delays in our ability to make timely draws of amounts committed under our China Loan Facility in the past and we cannot be certain that we will be able to draw all amounts committed under the China Loan Facility in the future or as to the timing or cost of any such draws.
EBITDA, Adjusted EBITDA and Commercial Margin
We report our financial results in accordance with GAAP. However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are examples of non-GAAP financial measures that we believe provide investors and other users of our financial information with useful information.
Management uses EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin as performance metrics and believes these measures provide additional information commonly used by the holders of the Senior Notes and parties to our ABL Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, EBITDA with certain adjustments is a component of certain covenants under the indenture governing our Senior Notes. Adjusted EBITDA, including the impacts of metal price lag, is a component of certain financial covenants under the credit agreement governing our ABL Facility.
Our EBITDA calculations represent net income and loss attributable to Aleris International, Inc. before interest income and expense, provision for and benefit from income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding metal price lag, reorganization items, net, unrealized gains and losses on derivative financial instruments, restructuring items, net, the impact of recording inventory and other items at fair value through fresh-start and purchase accounting, currency exchange gains and losses on debt, stock-based compensation expense, start-up expenses, and certain other gains and losses. Segment Adjusted EBITDA represents Adjusted EBITDA on a per segment basis. EBITDA as defined in the indenture governing our Senior Notes also limits the amount of adjustments for cost savings, operational improvement and synergies for the purpose of determining our compliance with such covenants. Adjusted EBITDA as defined under our ABL Facility also limits the amount of adjustments for restructuring charges incurred after June 1, 2010 and requires additional adjustments be made if certain annual pension funding levels are exceeded. Commercial margin represents revenues less the hedged cost of metal and the effects of metal price lag. Segment commercial margin represents commercial margin on a segment basis.
EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin, as we use them may not be comparable to similarly titled measures used by other companies. We calculate EBITDA and Adjusted EBITDA, including segment Adjusted EBITDA, by adjusting net income and loss to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We calculate commercial margin and segment commercial margin by adjusting revenues to eliminate the hedged cost of metal and the effects of metal price lag to capture the value-added components of our business. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin in addition to, and not as an alternative for, net income and loss attributable to Aleris International, Inc., operating income and loss, or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA, Adjusted EBITDA, segment Adjusted EBITDA, commercial margin and segment commercial margin have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

▪	They do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

▪	They do not reflect changes in, or cash requirements for, working capital needs;

▪	They do not reflect interest expense or cash requirements necessary to service interest expense or principal payments under our Exchangeable Notes, our Senior Notes or our ABL Facility;

▪	They do not reflect certain tax payments that may represent a reduction in cash available to us;

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
For reconciliations of EBITDA, Adjusted EBITDA and commercial margin to their most directly comparable financial measures presented in accordance with GAAP, see the tables below. For a reconciliation of segment Adjusted EBITDA to segment income and a reconciliation of segment commercial margin to segment revenues, which are the most directly comparable financial measures presented in accordance with GAAP, for each of RPNA, RPEU, Extrusions, RSAA and RSEU, see the reconciliations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Segments.”
The following tables provide reconciliations of EBITDA and Adjusted EBITDA to net income attributable to Aleris International, Inc. and a reconciliation of commercial margin to revenues, which are the most directly comparable financial measures presented in accordance with GAAP.

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Net income attributable to Aleris International, Inc.	$34.1	$56.5	$81.7	$113.8
Interest expense, net	11.4	14.0	23.1	22.4
Provision for income taxes	8.2	4.2	18.0	9.9
Depreciation and amortization	19.7	17.3	39.1	33.9
EBITDA	73.4	92.0	161.9	180.0
Unrealized losses (gains) on derivative financial instruments	7.1	(3.9)	(3.8)	(8.9)
Impact of recording assets at fair value through fresh-start and purchase accounting	(0.3)	0.8	(0.6)	1.3
Unallocated currency exchange losses (gains)	3.0	(1.5)	1.3	(6.0)
Stock-based compensation expense	2.8	2.1	5.3	4.5
Start-up expenses	6.3	3.0	9.2	4.3
(Favorable) unfavorable metal price lag	(4.3)	3.4	(7.4)	2.5
Other	1.7	(0.9)	4.3	(4.2)
Adjusted EBITDA	$89.7	$95.0	$170.2	$173.5
Our reconciliation of Adjusted EBITDA to net income attributable to Aleris International, Inc. and net cash provided by operating activities is as follows:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Adjusted EBITDA	$89.7	$95.0	$170.2	$173.5
Unrealized (losses) gains on derivative financial instruments	(7.1)	3.9	3.8	8.9
Impact of recording assets at fair value through fresh-start and purchase accounting	0.3	(0.8)	0.6	(1.3)
Currency exchange (losses) gains on debt	(3.0)	1.5	(1.3)	6.0
Stock-based compensation expense	(2.8)	(2.1)	(5.3)	(4.5)
Start-up expenses	(6.3)	(3.0)	(9.2)	(4.3)
Favorable (unfavorable) metal price lag	4.3	(3.4)	7.4	(2.5)
Other	(1.7)	0.9	(4.3)	4.2
EBITDA	73.4	92.0	161.9	180.0
Interest expense, net	(11.4)	(14.0)	(23.1)	(22.4)
Provision for income taxes	(8.2)	(4.2)	(18.0)	(9.9)
Depreciation and amortization	(19.7)	(17.3)	(39.1)	(33.9)
Net income attributable to Aleris International, Inc.	34.1	56.5	81.7	113.8
Net (loss) income attributable to noncontrolling interest	(0.6)	0.2	(0.6)	0.2
Net income	33.5	56.7	81.1	114.0
Depreciation and amortization	19.7	17.3	39.1	33.9
Provision for deferred income taxes	3.7	0.6	6.9	0.8
Stock-based compensation expense	2.8	2.1	5.3	4.5
Unrealized losses (gains) on derivative financial instruments	7.1	(3.9)	(3.8)	(8.9)
Unrealized currency exchange losses (gains) on debt	2.5	(1.7)	0.8	(6.3)
Amortization of debt issuance costs	1.5	1.7	3.1	3.0
Other non-cash gains, net	0.4	(1.9)	(0.1)	(6.4)
Change in operating assets and liabilities:
Change in accounts receivable	14.7	(21.8)	(97.6)	(160.7)
Change in inventories	(15.6)	16.0	(52.8)	(62.0)
Change in other assets	(2.9)	(7.1)	(1.7)	(7.8)
Change in accounts payable	(30.9)	(9.9)	69.8	72.0
Change in accrued liabilities	25.2	33.3	(14.6)	48.5
Net cash provided by operating activities	$61.7	$81.4	$35.5	$24.6
Our reconciliation of revenues to commercial margin is as follows:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Revenues	$1,170.7	$1,328.3	$2,311.2	$2,519.6
Hedged cost of metal	(742.0)	(852.4)	(1,454.4)	(1,618.2)
Favorable (unfavorable) metal price lag	4.3	(3.4)	7.4	(2.5)
Commercial margin	$433.0	$472.5	$864.2	$898.9
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
A summary of our significant accounting policies and estimates is included in our Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 for the year ended December 31, 2011. There has been no significant change to our critical accounting policies or estimates during the six months ended June 30, 2012.
Off-Balance Sheet Transactions
We had no off-balance sheet arrangements at June 30, 2012.
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
We can also use call option contracts, which function in a manner similar to the natural gas, call option contracts discussed below, and put option contracts for managing metal price exposures. Option contracts require the payment of a premium which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of a put option contract, we receive cash and recognize a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2012 and December 31, 2011, we had 0.2 million and 0.2 million metric tons of metal buy and sell forward contracts, respectively.
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
Natural gas cost can also be managed through the use of cost escalators included in some of our long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2012 and December 31, 2011, we had 3.5 trillion and 2.3 trillion, respectively, of British thermal unit forward buy contracts.
Fair Values and Sensitivity Analysis
The following table shows the fair values of outstanding derivative contracts at June 30, 2012 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2012:

		Impact of
(in millions)	Fair	10% Adverse
Derivative	Value	Price Change
Metal	$(11.0)	$(1.7)
Natural gas	(2.4)	(1.1)
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
Currency Exchange Risks
The construction of an aluminum rolling mill in China has increased our exposure to fluctuations in the euro as certain of the contracts to purchase equipment are denominated in euros while the source of funding is the U.S. dollar and RMB denominated China Loan Facility. Our equity contributions are primarily made in euros to mitigate this exposure. In addition, we have entered into euro call option contracts to manage this exposure if the U.S. dollar weakens while maintaining the benefit if the U.S. dollar strengthens. As with all of our other derivative financial instruments, these call option contracts are not accounted for as hedges, and as a result, the changes in fair value are recorded immediately in the consolidated statements of comprehensive income. These call option contracts cover periods consistent with known or expected exposures through 2012. As of June 30, 2012 and December 31, 2011, we had euro call option contracts covering a notional amount of $20.6 million and $48.5 million, respectively.
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
Interest Rate Risks
As of June 30, 2012, approximately 80% of our debt obligations were at fixed rates. We are subject to interest rate risk related to our ABL Facility and China Loan Facility, to the extent borrowings are outstanding under these facilities. As of June 30, 2012, we had no borrowings under the ABL Facility and $121.5 million of borrowings under the China Loan Facility. Due to the fixed-rate nature of the majority of our debt, there would not be a significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
Except for the risk factors updated in our first quarter Form 10-Q, there have been no material changes to the risk factors included in the Risk Factors section in our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the risk factors disclosed in the Risk Factors section of our first quarter Form 10-Q.

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

ALERIS INTERNATIONAL, INC.

Date: August 2, 2012	By:	/s/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)